Form 10QSB
period 1995-06-30
UNITED INVESTORS INCOME PROPERTIES II
filed 1995-08-11
CIK 862028

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-19243


                        UNITED INVESTORS INCOME PROPERTIES II
          (Exact name of small business issuer as specified in its charter)


                Missouri                                     43-1542903
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                      Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                UNITED INVESTORS INCOME PROPERTIES II

                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995



       Assets
            Cash and cash equivalents:

               Unrestricted                                           $  912,547

               Restricted-tenant security deposits                         4,776
            Accounts receivable                                           60,718

            Escrows for taxes                                              2,982

            Other assets                                                  45,144

            Investment properties:
               Land                                     $1,026,222

               Buildings and related personal
                  property                               6,099,327

                                                         7,125,549

               Less accumulated depreciation              (658,147)    6,467,402
                                                                      $7,493,569

       Liabilities and Partners' Capital (Deficit)

       Liabilities

            Accounts payable                                          $    9,176
            Tenant security deposits                                      10,856

            Accrued taxes                                                 33,409

            Other liabilities                                             57,883

       Minority interest                                                 632,366
       Partners' Capital (Deficit)

            General partner                             $     (306)

            Limited partners (32,601 units
             issued and outstanding)                     6,750,185     6,749,879

                                                                      $7,493,569



             See Accompanying Notes to Consolidated Financial Statements

      b)                UNITED INVESTORS INCOME PROPERTIES II

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                         Three Months Ended            Six Months Ended
                                               June 30,                    June 30,

                                         1995           1994          1995         1994
       Revenues:
          Rental income                $248,539       $220,143      $493,235     $459,080

          Other income                   17,134          9,291        33,644       26,767

                Total revenues          265,673        229,434       526,879      485,847

       Expenses:
          Operating                      41,153         30,432        72,988       58,351

          General and administrative     14,641         16,983        29,615       27,784

          Property management fees        7,882         16,705        24,046       32,477

          Maintenance                    17,158         17,396        33,594       32,640
          Depreciation                   46,224         46,045        92,417       91,685

          Amortization                      819            680         1,638        1,258

          Property taxes                 16,329          9,394        33,272       18,787

          Tenant reimbursements         (28,891)       (18,220)      (48,918)     (48,667)
                Total expenses          115,315        119,415       238,652      214,315

       Minority interest in net
          income of joint ventures      (28,954)       (20,708)      (56,560)     (58,697)

          Net income                   $121,404       $ 89,311      $231,667     $212,835

       Net income allocated to
          general partner (1%)         $  1,214       $    893      $  2,317     $  2,128

       Net income allocated to
          limited partners (99%)        120,190         88,418       229,350      210,707
                                       $121,404       $ 89,311      $231,667     $212,835

       Net income per limited
          partnership unit             $   3.69       $   2.71      $   7.04     $   6.46

             See Accompanying Notes to Consolidated Financial Statements

      c)                UNITED INVESTORS INCOME PROPERTIES II

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)




                                          Limited
                                        Partnership   General      Limited
                                            Units    Partners      Partners          Total

       Original capital contributions       32,601    $   100     $8,150,250     $8,150,350

       Partners' capital at
          December 31, 1994                 32,601    $    63     $6,786,717     $6,786,780

       Partners' distributions                  --     (2,686)      (265,882)      (268,568)
       Net income for the six months
          ended June 30, 1995                   --      2,317        229,350        231,667

       Partners' capital (deficit)
          at June 30, 1995                  32,601   $   (306)    $6,750,185     $6,749,879


             See Accompanying Notes to Consolidated Financial Statements

      d)                UNITED INVESTORS INCOME PROPERTIES II

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)




                                                                Six Months Ended
                                                                   June 30,

                                                             1995            1994
       Cash flows from operating activities:
          Net income                                       $231,667       $ 212,835

          Adjustments to reconcile net income to
             net cash provided by operating activities:

             Minority interest in net income of
              joint ventures                                 56,560          58,697
             Depreciation                                    92,417          91,685

             Amortization of lease commissions                1,638           1,258

             Change in accounts:

               Accounts receivable                           (5,358)         26,952
               Escrows for taxes                                 --           6,843

               Other assets                                   3,231         (13,653)

               Accounts payable                               3,646          (1,334)

               Accrued taxes                                 14,394             895
               Other liabilities                             42,617         (21,832)

                  Net cash provided by operating
                      activities                            440,812         362,346

       Cash flows from investing activities:

          Property improvements and replacements            (33,645)         (8,078)
                  Net cash used in
                      investing activities                  (33,645)         (8,078)




             See Accompanying Notes to Consolidated Financial Statements




                                                              Six Months Ended
                                                                   June 30,

                                                             1995            1994
       Cash flows from financing activities:
          Distributions to minority interests             $ (57,085)      $ (75,603)

          Partners' distributions                          (268,568)       (228,307)

             Net cash used in financing
                  activities                               (325,653)       (303,910)
       Net increase in cash                                  81,514          50,358

       Cash at beginning of period                          831,033         752,868

       Cash at end of period                              $ 912,547       $ 803,226



             See Accompanying Notes to Consolidated Financial Statements

      e)                UNITED INVESTORS INCOME PROPERTIES II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


      Note B - Basis of Accounting

         The financial statements include the Partnership's operating divisions, Keebler Distribution Center, Chesapeake, Virginia, and Keebler Distribution Center, Columbia, South Carolina. In addition, the Partnership owns a 65% interest in Corinth Square Associates ("Corinth") and a 55% interest in Covington Pike Associates ("Covington"). The Partnership consolidates its interest in the joint ventures (whereby all accounts of the joint ventures are included in the Partnership's financial statements with intercompany accounts being eliminated). The minority partners' share of the joint ventures' net assets are reflected as minority interest in the balance sheet of the Partnership. Earnings and losses attributable to the minority partners' ownership of the joint ventures are reflected as a reduction or addition to income in the statement of operations.


      Note C - Repurchase of Units

         The partnership agreement for the Partnership contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date. Any Limited Partner desiring to sell all or any of his Units to the General Partner must submit a written request to the General Partner beginning 30 days prior to the fifth anniversary date.

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Partnership's investment properties consist of two distribution centers, a mini-storage facility and an office building. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:


                                                            Average
                                                           Occupancy

                                                         1995        1994
       Keebler Distribution Center
          Chesapeake, Virginia                          100%         100%
       Keebler Distribution Center
          Columbia, South Carolina                      100%         100%

       Corinth Square Professional Building
          Prairie Village, Kansas                        84%          84%

       U-Stor Covington Pike Mini-warehouse
          Memphis, Tennessee                             99%          99%

         Occupancy has remained stable at the Partnership's properties. The General Partner, however, was recently notified by the Keebler Company that it intends to vacate the Columbia, South Carolina facility in 1996 and the Chesapeake, Virginia facility in 1997. The Keebler company has indicated its intentions to honor its financial obligations (the Company is obligated to continue to pay rent on the vacated space through the years 2001 (Columbia) and 2002 (Chesapeake), but the ultimate impact of this uncertainty on the Partnership cannot be determined at this time.

         The Partnership's net income for the six months ended June 30, 1995, was $231,667, of which $121,404 was income for the second quarter. The corresponding net income for 1994 was $212,835 and $89,311, respectively. The increase in net income for the six month period ended June 30, 1995, is due to an increase in total revenues. The increase in rental revenue is primarily attributed to reduced bad debt expense in 1995 at Corinth. The increase in total revenues was also attributed to an increase in interest income resulting from investments in short-term certificates of deposit for the six months ended June 30, 1995. Management fees for the Keebler Distribution Centers also decreased in 1995. Management fees were reduced to make operating cash available for use in re-leasing the Keebler Distribution Centers. Partially offsetting the increase in revenues are increases in operating expenses and property tax expenses. Operating expenses increased due to higher administrative and insurance expenses at Corinth Square. Property tax expense increased as a result of low estimates being recorded in the first six months of 1994.

         As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

         At June 30, 1995, the Partnership had unrestricted cash of $912,547 versus $831,033 at December 31, 1994. Net cash provided by operating activities increased primarily as a result of increased prepaid rent collections. Net cash used in investing activities increased due to higher levels of property improvements in 1995. Net cash used in financing activities increased as a result of increased partners' distributions partially offset by a decrease in distributions to minority interests in the joint ventures.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of $470,674 were made during 1994 and cash distributions of $268,568 were made during the first six months of 1995.

                       PART II - OTHER INFORMATION



     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


           a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           b) Reports on Form 8-K:

              None filed during the quarter June 30, 1995.

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    UNITED INVESTORS INCOME PROPERTIES II

                                    (A Missouri Limited Partnership)

                                    By:   United Investors Real Estate, Inc.,
                                          a Delaware corporation, its General
                                          Partner




                                    By:   /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President





                                    By:   /s/Robert D. Long, Jr.

                                          Controller and Principal
                                          Accounting Officer


                                    Date: August 11, 1995