Form 10QSB
period 1995-09-30
UNITED INVESTORS INCOME PROPERTIES II
filed 1995-11-13
CIK 862028

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


                For the quarterly period ended September 30, 1995


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                               September 30, 1995

 Assets
   Cash and cash equivalents:
      Unrestricted                                              $  900,006
      Restricted-tenant security deposits                            4,776
   Accounts receivable                                              35,834
   Escrow for taxes                                                 11,963
   Other assets                                                     54,200
   Investment properties:
      Land                                        $1,026,222
      Buildings and related personal property      6,099,327
                                                   7,125,549
      Less accumulated depreciation                 (704,355)    6,421,194

                                                                $7,427,973
 Liabilities and Partners' Capital (Deficit)
 Liabilities
   Accounts payable                                             $   12,801
   Tenant security deposits                                         10,856
   Accrued taxes                                                    29,948
   Other liabilities                                                26,107

 Minority interest                                                 637,443

 Partners' Capital (Deficit)
   General partner                                $     (696)
   Limited partners (32,601 units
    issued and outstanding)                        6,711,514     6,710,818

                                                                $7,427,973

[FN]

           See Accompanying Notes to Consolidated Financial Statements

b)                    UNITED INVESTORS INCOME PROPERTIES II

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended           Nine Months Ended
                                       September 30,               September 30,

                                   1995           1994          1995        1994
 Revenues:
    Rental income                $258,100       $239,978      $751,335    $699,058
    Other income                   17,456         22,159        51,100      48,926
          Total revenues          275,556        262,137       802,435     747,984
 Expenses:
    Operating                      32,694         28,588       105,682      86,939
    General and administrative     17,569         12,335        47,184      40,119
    Property management fees       12,545         14,541        36,591      47,018
    Maintenance                    19,524         15,353        53,118      47,993
    Depreciation                   46,209         45,840       138,626     137,525
    Amortization                      820            819         2,458       2,077
    Property taxes                 15,605         21,666        48,877      40,453
    Tenant reimbursements           2,425        (12,336)      (46,493)    (61,003)
          Total expenses          147,391        126,806       386,043     341,121

 Minority interest in net
    income of joint ventures      (25,955)       (26,305)      (82,515)    (85,002)

    Net income                   $102,210       $109,026      $333,877     $321,861

 Net income allocated to
    general partner (1%)         $  1,022       $  1,090      $  3,339     $  3,219
 Net income allocated to
    limited partners (99%)        101,188        107,936       330,538     318,642

                                 $102,210       $109,026      $333,877     $321,861

 Net income per limited
    partnership unit             $   3.10       $   3.31      $  10.14    $   9.77


[FN]
           See Accompanying Notes to Consolidated Financial Statements


c)                    UNITED INVESTORS INCOME PROPERTIES II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                                    Limited
                                  Partnership   General      Limited
                                      Units     Partners     Partners          Total

 Original capital contributions      32,601     $   100     $8,150,250     $8,150,350
 Partners' capital at
    December 31, 1994                32,601     $    63     $6,786,717     $6,786,780
 Partners' distributions                 --      (4,098)      (405,741)      (409,839)
 Net income for the nine months
    ended September 30, 1995             --       3,339        330,538        333,877
 Partners' capital (deficit)
    at September 30, 1995            32,601    $   (696)    $6,711,514     $6,710,818

[FN]

           See Accompanying Notes to Consolidated Financial Statements

d)                    UNITED INVESTORS INCOME PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           1995            1994
 Cash flows from operating activities:
    Net income                                          $ 333,877       $ 321,861
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Minority interest in net income of
        joint ventures                                     82,515          85,002
       Depreciation                                       138,626         137,525
       Amortization of lease commissions                    2,458           2,077
       Change in accounts:
         Accounts receivable                               19,526          13,982
         Escrow for taxes                                  (8,981)         (2,145)
         Other assets                                      (6,645)        (19,005)
         Accounts payable                                   7,271          (8,513)
         Accrued taxes                                     10,933           9,841
         Other liabilities                                 10,840          21,291

            Net cash provided by operating activities     590,420         561,916

 Cash flows from investing activities:
    Property improvements and replacements                (33,645)         (8,078)

            Net cash used in investing activities         (33,645)         (8,078)

 Cash flows from financing activities:
    Distributions to minority interests                   (77,963)       (103,653)
    Partners' distributions                              (409,839)       (349,491)

            Net cash used in financing activities        (487,802)       (453,144)

 Net increase in cash                                      68,973         100,694

 Cash at beginning of period                              831,033         752,868

 Cash at end of period                                  $ 900,006       $ 853,562

[FN]

           See Accompanying Notes to Consolidated Financial Statements


e)                    UNITED INVESTORS INCOME PROPERTIES II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of two distribution centers, a mini-storage facility and an office building. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy
                                                  1995         1994

 Keebler Distribution Center
    Chesapeake, Virginia                          100%         100%
 Keebler Distribution Center
    Columbia, South Carolina                      100%         100%
 Corinth Square Professional Building
    Prairie Village, Kansas                        83%          84%
 U-Stor Covington Pike Mini-warehouse
    Memphis, Tennessee                             99%          99%

   Occupancy has remained stable at the Partnership's properties. The General Partner, however, was recently notified by the Keebler Company that it intends to vacate the Columbia, South Carolina facility in 1996 and the Chesapeake, Virginia facility in 1997. The Keebler company has indicated its intentions to honor its financial obligations (the Company is obligated to continue paying rent on the vacated space through the years 2001 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia), but the ultimate impact of this uncertainty on the Partnership cannot be determined at this time.

   The Partnership realized net income for the nine months ended September 30, 1995, of $333,877, of which $102,210 was income for the third quarter. The corresponding net income for 1994 was $321,861 and $109,026, respectively. The increase in net income for the nine months ended September 30, 1995, is primarily due to increased rental revenues resulting from reduced bad debt expense in 1995 at Corinth Square. Partially offsetting the revenue increase were increases in operating, general and administrative, and property tax expenses. Operating expenses increased due to higher utilities and increased administrative and maintenance salary expenses at Corinth Square in 1995. General and administrative expenses increased as a result of increased expense reimbursements in 1995. Property tax expense for the nine month period ended September 30, 1995, increased as a result of low estimates being recorded in the first nine months of 1994. Partially offsetting these expense increases was a decrease in management fees at the Keebler Distribution Centers in 1995. Tenant reimbursements decreased due to an adjustment made in the third quarter of 1995 resulting from certain maintenance expenses at Corinth which were determined to be unreimburseable.

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   At September 30, 1995, the Partnership held unrestricted cash of $900,006 compared to $831,033 at December 31, 1994. Net cash provided by operating activities increased primarily as a result of decreased payments on accounts payable. Net cash used in investing activities increased due to increased property improvements at Corinth in 1995. Net cash used in financing activities increased as a result of increased partners' distributions.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of $470,674 were made during 1994 and cash distributions of $409,839 were made during the first nine months of 1995.

                        PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K:

        None filed during the quarter September 30, 1995.

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



                              UNITED INVESTORS INCOME PROPERTIES II
                              (A Missouri Limited Partnership)

                              By:   United Investors Real Estate, Inc., a
                                    Delaware corporation, its General Partner




                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President





                              By:   /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Controller and Principal
                                    Accounting Officer


                              Date: November 13, 1995