Form 10KSB
period 1995-12-31
UNITED INVESTORS INCOME PROPERTIES II
filed 1996-03-20
CIK 862028

FORM 10-KSB--Annual or Transitional Report
                            Under Section 13 or 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

[X]   Annual Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[  ]  Transition Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-19243

                      UNITED INVESTORS INCOME PROPERTIES II
                 (Name of small business issuer in its charter)

       Missouri                                                 43-1542903
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                        29602
(Address of principal executive offices)                            (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $1,037,252

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated May 17, 1990 (included in Registration Statement, No. 33-33965 of Registrant) are incorporated by reference into Parts I and III.

                                     PART I

Item 1.   Description of Business

   United Investors Income Properties II (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri pursuant to a Certificate of Limited Partnership filed on March 20, 1990, with the Missouri Secretary of State. The Registrant is governed by an Agreement of Limited Partnership dated September 24, 1990. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner") of the Registrant. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Registrant is engaged in the business of acquiring and operating multifamily residential and commercial properties and other income producing real estate. The Registrant has acquired a 65% interest in a joint venture which owns a professional office building, a fee simple interest in two commercial distribution facilities, and a 55% interest in a joint venture which owns a mini-warehouse. These properties are further described in "Item 2" below.

   Commencing on or about May 17, 1990, the Registrant began offering through United Investors Equity Services, Inc., a former affiliate of the Registrant (the "Selling Agent"), up to a maximum of 80,000 Units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). Limited partners (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 33-33965, which Registration Statement was declared effective on May 17, 1990. The offering was extended beyond the initial termination date of May 17, 1992. On October 26, 1992, the General Partner terminated the extended offering period. Upon termination of the offering, the Registrant had accepted subscriptions for 32,601 Units resulting in Gross Offering Proceeds of $8,150,250.

   The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Registrant.

   The Registrant has no employees. Management and administrative services for the commercial properties are performed by an affiliate of Insignia. An unaffiliated entity, U-Store Management Corporation, performs management and administrative services for Covington Pike. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12", which descriptions are herein incorporated by reference.

Item 2. Description of Properties:


   The following table sets forth the Registrant's investments in properties:


                                    Date of
 Property                           Purchase    Type of Ownership(1)    Use
 Keebler Distribution Center        08/01/91    Fee simple              Distribution
    Chesapeake, Virginia                                                facility -
                                                                        32,344 sq.ft.

 Keebler Distribution Center        04/01/92    Fee simple              Distribution
    Columbia, South Carolina                                            facility -
                                                                        38,761 sq.ft.

 Corinth Square Professional        10/01/90    Joint Venture Interest  Medical office
    Building                                                            building -
    Prairie Village, Kansas                                             23,149 sq.ft.

 U-Stor Covington Pike              01/01/93    Joint Venture Interest  Mini-storage
    Memphis, Tennessee                                                  facility -
                                                                        452 units

(1)  None of the Registrant's properties are encumbered by mortgage financing.


Schedule of Properties:

                                    Gross
                                   Carrying     Accumulated    Useful            Federal
Property                            Value      Depreciation    Life    Method   Tax Basis
Keebler Distribution Center-VA   $2,013,753     $  218,884   31.5-40     S/L   $1,778,167

Keebler Distribution Center-SC    2,103,249        204,474   31.5-40     S/L    1,880,383

Corinth Square Professional
   Building                       1,977,189        226,750     7-40      S/L    1,761,282

U-Store Covington Pike            1,031,358        100,456      25       S/L      952,734

   Total                         $7,125,549     $  750,564                     $6,372,566


  See "Note A" of the consolidated financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Rental Rates and Occupancy:


                                        Average Annual              Average Annual
                                         Rental Rates                  Occupancy
                                      1995           1994          1995          1994
 Keebler - Virginia               $ 6.76/sq.ft.   $ 6.48/sq.ft.     100%          100%
 Keebler - South Carolina         $ 5.77/sq.ft.   $ 5.77/sq.ft.     100%          100%
 Corinth Square                   $14.30/sq.ft.   $13.90/sq.ft.      83%           84%
 U-Stor Covington Pike            $  645/unit     $  585/unit        99%           99%


The Keebler Company vacated the Columbia, South Carolina facility in January of 1996 and intends to vacate the Chesapeake, Virginia facility in 1997. The Keebler Company has indicated its intentions to honor its financial obligations. Keebler is obligated to continue paying rent on the vacated space through the years 2001 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia), should the tenant fail to honor its lease obligations, operating results would be adversely affected.

   As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the area. The General Partner believes that all of the properties are adequately insured.

    The following is a schedule of the lease expirations at Corinth Square for the years 1996-2005:

                     Number of                                 % of Gross
                    Expirations   Square Feet    Annual Rent   Annual Rent

 1996                    1           1,685        $28,777         11.7%
 1997                    1           1,595         22,330          9.1%
 1998                    3           4,605         59,951         24.4%
 1999                    3           5,641         78,849         32.0%
 2000                    1           1,396         18,363          7.5%
 2001                    1           1,108         16,321          6.7%
 2002-2005               0               0              0             0


    The following schedule reflects information on tenants occupying 10% or more of the leasable square footage for each property:

                       Nature of     Square Footage  Annual Rent Per     Lease
                       Business         Leased        Square Foot     Expiration


 Keebler - Virginia
                      Distribution      32,344           $6.76         10/31/02
                      Facility
 Keebler - South
     Carolina
                      Distribution      38,761           $5.77         12/31/01
                      Facility
 Corinth Square
                      Doctor's Office    3,007          $12.35         4/30/98
                      Doctor's Office    2,318          $10.00         5/31/99


Schedule of Real Estate Taxes and Rates:

                                                         1995          1995
                                                        Taxes          Rate

              Corinth Square Professional Building     $36,020        3.19%
              U-Store Covington Pike                    24,981        6.25%

 The tenants of the Keebler Distribution Centers are responsible for paying the real estate taxes on their respective properties.


Item 3.  Legal Proceedings

 The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending and outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


Item 4.  Submission of matters to a Vote of Security Holders

 During the fourth quarter of the fiscal year ended December 31, 1995, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Partnership Equity and Related Partner Matters

 As of December 31, 1995, the number of holders of record of Limited Partnership Units was 785. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

 The Partnership made distributions of cash generated from operations of $551,111 and $470,674 for the twelve months ended December 31, 1995 and 1994, respectively. The Partnership also made a distribution of $141,271 on February 20, 1996. Future distributions will depend on the levels of cash generated from operations and the availability of cash reserves.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

During 1995, the Partnership realized net income of $427,590 compared to $439,448 for the year ended December 31, 1994. The decrease in net income is primarilyattributable to an increase in operating and general and administrative expenses. Operating expenses increased as a result of higher utility costs and increased administrative and maintenance salary expenses at Corinth Square. General and administrative expenses increased in 1995 due to an increase in general partner expense reimbursements. Partially offsetting these expense increases were decreases in management fees at the Keebler Distribution Centers in 1995.

The General Partner continues to monitor the rental market environment in each location of its investment properties to assess the feasibility of increasing rents and maintaining or increasing occupancy levels to protect the Partnership from increases in expenses. The General Partner expects to be able, at a minimum, to continue protecting the Partnership from the burden of inflation related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain this plan.

Liquidity and Capital Resources

At December 31, 1995, the Partnership held unrestricted cash of $889,300 compared to $831,033 at December 31, 1994. Net cash provided by operating activities increased as a result of higher collections of accounts receivable. Net cash used in investing activities increased primarily due to greater property improvements at Corinth Square in 1995. Net cash used in financing activities increased due to increased partners' distributions in 1995, partially offset by a decrease in net distributions to the minority interests in the joint venture.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at various properties to adequately maintain the physical assets. Such assets are currently thought to be sufficient for any near term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. Distributions of $551,111 were made during the fiscal year ended December 31, 1995, compared to distributions of $470,674 for the year ended December 31, 1994. On February 20, 1996, the Partnership made a distribution of $141,271. The distributions were made from cash generated by property operations. The General Partner of the Partnership anticipates that the Partnership will continue to make cash distributions as property operations permit throughout 1996.

The Keebler Company vacated the Columbia, South Carolina facility in January of 1996 and intends to vacate the Chesapeake, Virginia facility in 1997. The Keebler Company has indicated its intentions to honor its financial obligations. Keebler is obligated to continue paying rent on the vacated space through the years 2001 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia), should the tenant fail to honor its lease obligations, operating results would be adversely affected.

Item 7.   Financial Statements

UNITED INVESTORS INCOME PROPERTIES II

LIST OF FINANCIAL STATEMENTS

           Independent Auditors' Report

           Consolidated Balance Sheet - December 31, 1995

           Consolidated Statements of Operations - Years ended December 31, 1995 and 1994

           Consolidated Statements of Changes in Partners Capital (Deficit) - Years ended December 31, 1995 and 1994

           Consolidated Statements of Cash Flows - Years ended December 31, 1995 and 1994

           Notes to Consolidated Financial Statements


INDEPENDENT AUDITORS' REPORT

The Partners
United Investors Income Properties II
(A Missouri Limited Partnership)

We have audited the accompanying consolidated balance sheet of United Investors Income Properties II (A Missouri Limited Partnership) ("the Partnership") as of December 31,1995, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to
obtain reasonable assurance   about  whether   the  financial   statements  are
free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 21, 1996


                      UNITED INVESTORS INCOME PROPERTIES II

                            CONSOLIDATED BALANCE SHEET

                                December 31, 1995


 Assets
   Cash:
      Unrestricted                                               $  889,300
      Restricted-tenant security deposits                             4,830
   Accounts receivable                                               17,391
   Escrow for taxes                                                   6,042
   Other assets                                                      50,479
   Investment properties (Notes A and H):
      Land                                         $1,026,222
      Buildings and related personal property       6,099,327
                                                    7,125,549
      Less accumulated depreciation                  (750,564)    6,374,985

                                                                 $7,343,027

 Liabilities and Partners' Capital (Deficit)

 Liabilities
   Accounts payable                                              $    6,394
   Tenant security deposits                                          10,856
   Accrued taxes                                                     18,010
   Other liabilities                                                 13,831

 Minority interest (Notes B and C)                                  630,677

 Partners' Capital (Deficit) (Note D)
   General partner                                 $   (1,172)
   Limited partners (32,601 units
      issued and outstanding)                       6,664,431     6,663,259

                                                                 $7,343,027


           See Accompanying Notes to Consolidated Financial Statements


                      UNITED INVESTORS INCOME PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Years Ended December 31,
                                                        1995            1994
 Revenues:
    Rental income                                     $  970,314     $  948,614
    Other income                                          66,938         73,040
          Total revenues                               1,037,252      1,021,654

 Expenses:
    Operating                                            145,903        123,579
    General and administrative                            61,940         50,209
    Property management fees                              47,979         62,462
    Maintenance                                           67,416         64,552
    Depreciation                                         184,834        183,139
    Amortization                                           3,277          2,896
    Property taxes                                        60,992         63,636
    Tenant reimbursements (Note F)                       (62,608)       (82,878)
          Total expenses                                 509,733        467,595

 Minority interest in net income of joint
    ventures (Notes B and C)                             (99,929)      (114,611)

    Net income (Note G)                              $   427,590     $  439,448

 Net income allocated to general partner (1%)        $     4,276     $    4,394
 Net income allocated to limited partners (99%)          423,314        435,054

                                                     $   427,590     $  439,448

 Net income per limited partnership unit             $     12.98     $    13.34

           See Accompanying Notes to Consolidated Financial Statements



                      UNITED INVESTORS INCOME PROPERTIES II

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                     Limited
                                   Partnership    General      Limited
                                      Units      Partners      Partners        Total

 Original capital contributions      32,601     $    100      $8,150,250    $8,150,350

 Partners' capital at
    December 31, 1993                32,601     $    376      $6,817,630    $6,818,006

 Partners' distributions                 --       (4,707)       (465,967)     (470,674)

 Net income for the year ended
    December 31, 1994                    --        4,394         435,054       439,448

 Partners' capital at
    December 31, 1994                32,601           63       6,786,717     6,786,780

 Partners' distributions                 --       (5,511)       (545,600)     (551,111)

 Net income for the year ended
    December 31, 1995                    --        4,276         423,314       427,590

 Partners' capital (deficit) at
    December 31, 1995                32,601      $(1,172)     $6,664,431    $6,663,259


          See Accompanying Notes to Consolidated Financial Statements


                      UNITED INVESTORS INCOME PROPERTIES II

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Years Ended December 31,
                                                             1995            1994
 Cash flows from operating activities:
    Net income                                            $ 427,590       $ 439,448
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Minority interest in net income of joint
        ventures                                             99,929         114,611
       Depreciation                                         184,834         183,139
       Amortization of lease commissions                      3,277           2,896
       Change in accounts:
         Restricted cash                                        (54)             --
         Accounts receivable                                 37,969          (3,351)
         Escrows for taxes                                   (3,060)          3,942
         Other assets                                        (3,743)        (24,720)
         Accounts payable                                       864          (4,783)
         Accrued taxes                                       (1,005)          1,123
         Other liabilities                                   (1,435)        (19,299)

            Net cash provided by operating activities       745,166         693,006

 Cash flows from investing activities:
    Property improvements                                   (33,645)         (8,078)

            Net cash used in investing activities           (33,645)         (8,078)


 Cash flows from financing activities:
    Net distributions to minority interest                 (102,143)       (136,089)
    Partners' distributions                                (551,111)       (470,674)

            Net cash used in financing activities          (653,254)       (606,763)

 Net increase in cash                                        58,267          78,165

 Cash at beginning of year                                  831,033         752,868

 Cash at end of year                                      $ 889,300       $ 831,033

           See Accompanying Notes to Consolidated Financial Statements



                      UNITED INVESTORS INCOME PROPERTIES II

                    Notes to Consolidated Financial Statements
                                December 31, 1995

Note A - Organization and Summary of Significant Accounting Policies

Organization:  United  Investors  Income  Properties  II  (the  "Partnership"),  a
Missouri Limited  Partnership, was organized in March  1990 with the initial group
of limited  partners being admitted  on September  24, 1990.   Additional partners
were admitted each month thereafter through October 1992.

The  Partnership was  formed  to  acquire and  operate  certain types  of  income-
producing  real  estate.    United  Investors  Real  Estate,  Inc.  (the  "General
Partner") is  the  general partner.   Effective  December 31,  1992, 100%  of  the
General Partner's common stock  was purchased by MAE GP Corporation,  an affiliate of Insignia Financial Group, Inc.

Basis of accounting: The accompanying financial statements of the Partnership are prepared on the accrual basis whereby revenue is recorded as earned and costs and expenses are recorded as incurred.

Cash
   Unrestricted: Unrestricted cash includes cash on hand and in banks and money market funds and certificates of deposit with original maturities of three months or less.

   Restricted cash-tenant security  deposits:  The  Partnership requires  security deposits from  lessees for  the duration  of the  lease with  such deposits  being
considered restricted  cash.   Deposits  are  refunded  when the  tenant  vacates,
provided the  tenant has  not damaged  its  space  and is  current on  its  rental payments.

Income taxes:   For income tax purposes, the Partnership reports revenue and costs
and expenses on the accrual method.   No income tax provisions have  been shown in
the accompanying  statements of operations since  the partners are  taxed in their individual capacities.

Investment Properties:  During  1995, the Partnership adopted  FASB Statement  No.
121,  "Accounting  for the  Impairment  of Long-Lived  Assets  and  for Long-Lived
Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of FASB No. 121 had no effect on the Partnership's financial statements.

Depreciation is computed using straight-line methods over estimated useful lives of twenty-five to forty years for buildings and improvements and over the term of a lease for leasehold improvements.


Fair  Value:    In  1995,  the  Partnership  implemented  Statement  of  Financial
Accounting   Standards  No.  107,  "Disclosures  about  Fair  Value  of  Financial
Instruments," which requires  disclosure of fair value information about financial
instruments  for which  it is  practicable to  estimate the  value.   The carrying
amounts  of  all  financial  instruments  approximate  fair  value  due  to  short maturities.

Principles of  consolidation:  The Partnership reflects  its interest in the joint ventures utilizing  full consolidation whereby  all of  the accounts of  the joint ventures  are  included in  the  Partnership's financial  statements (intercompany
accounts are eliminated).   The minority  partners' share of  the joint  ventures'
assets and liabilities are reflected  as a liability  in the balance sheet of  the
Partnership.    Earnings   and  losses  attributable  to  the  minority  partners'
ownership  of  the joint  ventures  are reflected  as a  reduction or  addition to income in the statements of operations.

Other  assets:   Included  in other  assets are  leasing commissions  and deferred rental collections which are amortized over the life of the related lease.

Use of  Estimates:   The preparation  of financial  statements in conformity  with generally accepted  accounting principles  requires management  to make  estimates and assumptions that affect the  amounts reported in the financial  statements and accompanying notes.  Actual results could differ from those estimates.

Advertising:   The  Partnership  expenses the  costs of  advertising as  incurred.
Advertising expense, included  in operating  expenses, was $5,159  and $6,702  for the years ended December 31, 1995 and 1994, respectively.

Reclassifications:    Certain  reclassifications  have  been  made  to  the   1994
information to conform to the 1995 presentation.

Note B - Investment in Corinth Square

The Partnership owns a 65% interest in Corinth Square ("Corinth"), a joint venture with United Investors Income Properties, an affiliated partnership in which the General Partner is also the sole general partner. All of the accounts of Corinth are consolidated with the Partnership.

Note C - Investment in Covington Pike

As of December  31, 1992, the Partnership  had advanced $1,057,698 to the  General
Partner  for the  benefit  of  Covington Pike  ("Covington"),  which was  a  joint venture between  the General  Partner and  an  unaffiliated party.  On January  1,
1993,  the General  Partner assigned  its interest  in the  joint  venture to  the
Partnership  with no  additional consideration  beyond  the funds  advanced  as of
December  31, 1992.    The  $1,057,698 consisted  of  land and  building costs  of
approximately  $1,031,000 and  cash  of  $26,155.    Capital  contributed  by  the
unaffiliated partner was $82.  All of  the accounts of Covington are  consolidated with the Partnership.

Any cash distributions of Covington are allocated annually as follows:

   1. To the Partnership in the amount of 11% of its capital investment during the year.
   2. To the Partnership in the amount of 11% of its capital investment, cumulative, reduced by the cumulative distributions paid in number 1 above.
   3. To the other venturers in an amount of 9/11ths of the amount paid in number 1 above.
   4.   The balance, 55% to the Partnership and 45% to the other venturers.

Net income is allocated as follows:

   1. To each venturer in an amount equal to (or in proportion to if less than) cash distributions for the year.
   2. To the Partnership in an amount equal to the excess of cumulative cash distributions over cumulative net income allocated in number 1 above and under this provision.
   3.   To the other venturers in the same manner as 2 above.
   4.   The balance, 55% to the Partnership and 45% to the other venturers.

Net losses are allocated first to each venturer in proportion or equal to their positive capital account, and then 55% to the Partnership and 45% to the other venturers.

All distributions  and net income of  Covington were allocated  to the Partnership in  1995. Net income  for Covington was $178,491  for the  year ended December 31,
1995.    Of  this  amount,  $80,321  was  allocated  to  the  minority  interests.
Distributions of 1995 cash flow from Covington totaled $218,961.  Of this  amount,
$98,533 was distributed to minority interests.

Note D - Partners' Capital

Allocations of profits and losses - In accordance with the partnership agreement, all profits and losses are to be allocated 1% to the General Partner and 99% to the limited partners.

Distributions - The Partnership allocates distributions 1% to the General  Partner
and  99%  to  the  limited  partners.    Subsequent  to  December  31,  1995,  the
Partnership paid a distribution to the partners of $141,271 on February 20, 1996.

Repurchase of Units - The partnership agreement for the Partnership contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last
Additional Closing  Date and become a limited  partner with respect to such units.
Any Limited  Partner desiring  to sell  all or  any of  his Units  to the  General
Partner must submit a written request to the General Partner beginning 30 days prior to the fifth anniversary date.

Note E - Transactions with Affiliated Parties

The Partnership has  no employees and is dependent  on the General Partner and its affiliates for the management  and administration of  all partnership  activities.
The partnership agreement provides for payments to affiliates  for services (based on a percentage of revenue)  and for reimbursement of certain expenses incurred by
affiliates  on behalf of  the Partnership.   Effective December  31, 1992, 100% of
the  General  Partner's common  stock  was  purchased by  MAE  GP Corporation,  an affiliate of Insignia.


The following payments were made to affiliates of Insignia Financial Group, Inc. in 1995 and 1994:
                                                     1995           1994

    Property management fees                       $29,782        $45,986
    Reimbursement for services of affiliates        30,000         20,000


The  Partnership insures  Corinth Square under  a master policy  through an agency
and insurer unaffiliated with the  General Partner.   An affiliate of the  General
Partner acquired, in  the acquisition of a business, certain financial obligations from  an insurance agency  which was  later acquired by  the agent  who placed the
current  year's  master  policy.     The  current  agent   assumed  the  financial
obligations to  the affiliate  of the  General Partner, who  receives payments  on
these obligations  from  the agent.   The  amount of  the Partnership's  insurance
premiums accruing  to  the benefit  of  the affiliate  of the  General Partner  by virtue of the agent's obligations is not significant.

Note F - Operating Leases

Tenants  of Corinth  Square Professional  Building are  responsible for  their own utilities and  maintenance of  their  space, and  payment  of their  proportionate share of  common area maintenance, utilities, insurance  and real estate taxes.  A portion of the real  estate taxes, insurance, and common area maintenance expenses are paid  directly by the Partnership.  The Partnership is  then reimbursed by the tenants for  their proportionate share.  The  expenses paid by the Partnership are
included  in  the  accompanying  Statements  of  Operations   as  property  taxes,
insurance, and operating  expenses.   The portion which  is reimbursable from  the
tenants has been included in  tenant reimbursements in the accompanying Statements of Operations.

Two of the Partnership's properties, Keebler Distribution Center - South Carolina and Keebler Distribution Center - Virginia, are occupied by a single tenant.
This tenant represents $442,196 of total rental revenues reported in 1995. The tenant vacated the South Carolina property in January 1996 and has notified the Partnership of its intention to vacate the Virginia property in 1997. The tenant is obligated under its leases through the years 2001 and 2002 on the South
Carolina and Virginia properties, respectively. Should the tenant fail to honor its lease obligations, operating results would be adversely affected.

Note F - Operating Leases (continued)

The future  minimum rental payments  to be  received under  operating leases  that have initial or remaining  noncancellable lease terms in excess of one year  as of
December 31, 1995,  are set  forth below.   Certain leases  have provisions  which
will adjust the future  minimum rental payments for changes in the  Consumer Price
Index  ("CPI").   For these  leases the  Partnership has  included the  base rent, before any CPI changes, as the future minimum rental payment.
     Years Ending December 31,

               1996                            $   643,105
               1997                                646,369
               1998                                612,038
               1999                                537,785
               2000                                491,940
               Thereafter                          649,768

               Total                           $ 3,581,005


Note G - Partner Tax Information
The following is a reconciliation between net income as reported in the consolidated financial statements and federal taxable income allocated to the partners in the Partnership's information returns for the years ended December
31, 1995 and 1994:

                                             1995                1994

 Net income as reported                    $427,590            $439,448
 Add (deduct) differences related to:
   Accumulated depreciation                 (11,699)            (11,697)
   Deferred revenue                          12,268              (2,296)
   Accrued expenses                            (500)             (3,000)
   Deferred charges and other assets          4,892              (8,857)

 Federal taxable income                    $432,551            $413,598

 Federal taxable income
   per limited partnership unit            $  13.14            $  12.56

Note G - Partner Tax Information (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1995:

            Net assets as reported                       $6,663,259
            Differences in basis of assets
             and liabilities:
               Accumulated depreciation                      (2,419)
               Deferred revenue and other
                liabilities                                    (723)
               Accrued expenses                               4,500
               Deferred charges and other                   (20,670)
               Syndication costs                          1,194,238
            Net assets - tax basis                       $7,838,185


 Note H - Investment Properties and Accumulated Depreciation


                                      Initial Cost
                                     To Partnership

                                                  Buildings      Cost
                                                 and Related  Capitalized
                                                  Personal   Subsequent to
 Description                          Land        Property    Acquisition
 Keebler Distribution Center
    Chesapeake, Virginia          $  260,000      $1,625,031    $128,722

 Keebler Distribution Center
    Columbia, South Carolina         172,000       1,794,355     136,894

 Corinth Square
    Prairie Village, Kansas
    (See Note B)                     400,000       1,410,085     167,104

 U-Store Covington Pike
    Memphis, Tennessee
    (See Note C)                     194,222         837,136          --

        Totals                    $1,026,222      $5,666,607    $432,720

Note H - Investment Properties and Accumulated Depreciation (continued)


                                 Gross Amount At Which Carried
                                       At December 31, 1995


                                              Buildings
                                             And Related
                                              Personal                    Accumulated      Date of       Date    Depreciable
 Description                       Land        Property       Total      Depreciation   Construction   Acquired   Life-Years
 Keebler Distribution Center
    Chesapeake, Virginia       $  260,000    $ 1,753,753   $ 2,013,753     $  218,884       1987       08/01/91    31.5-40

 Keebler Distribution Center
    Columbia, South Carolina      172,000      1,931,249     2,103,249        204,474       1986       04/01/92    31.5-40

 Corinth Square
    Prairie Village, Kansas       400,000      1,577,189     1,977,189        226,750       1970       10/01/90      7-40

 Covington Pike
    Memphis, Tennessee            194,222        837,136     1,031,358        100,456       1992       01/01/93       25


            Totals             $1,026,222    $ 6,099,327   $ 7,125,549     $  750,564




Reconciliation of  Investment Properties and Accumulated Depreciation :

                                              Years Ended December 31,
                                                 1995            1994
 Investment Properties
 Balance at beginning of year                 $7,091,904      $7,083,826
     Property improvements                        33,645           8,078
 Balance at end of Year                       $7,125,549      $7,091,904

 Accumulated Depreciation
 Balance at beginning of year                 $  565,730      $  382,591
     Depreciation expense                        184,834         183,139
 Balance at end of year                       $  750,564      $  565,730

The aggregate cost of the real estate for Federal income  tax purposes at December
31, 1995  is $7,125,549.   The accumulated depreciation  taken for Federal  income
tax purposes at December 31, 1995 is $752,983.

Note I - Contingencies

The Partnership  is unaware of  any pending or outstanding  litigation that is not
of a  routine nature.   The General Partner of  the Partnership  believes that all such pending  or  outstanding  litigation will  be  resolved  without  a  material adverse  effect  upon the  business,  financial condition,  or  operations  of the
Partnership.

Item 8. Changes and Disagreements  with Accountants on  Accounting and  Financial
        Disclosure

    None.

                                     PART III



Item 9. Directors   and  Executive  Officers,   Promoters  and   Control  Persons,
        Compliance with Section 16(a) of the Exchange Act
   The Registrant has  no officers or directors.  The  General Partner manages and controls  the Registrant  and  has general  responsibility  and  authority in  all matters affecting its business.

   The  names of  the directors and  executive officers  of United  Investors Real
Estate,  Inc. ("UIRE"),  the Partnership's  General  Partner, as  of  December 31,
1995, their ages and the nature of all positions with UIRE, presently held by them are set forth below. There are no family relationships between or among any officers or directors.

          Name                         Age                Position

         Carroll D. Vinson             55                President, Director

         Robert D. Long, Jr.           28                Controller, Principal
                                                         Accounting Officer

         William H. Jarrard, Jr.       49                Vice President

         John K. Lines                 36                Secretary

         Kelley M. Buechler            38                Assistant Secretary

   Carroll D. Vinson has  been President of the General Partner  and Metropolitan
Asset Enhancement, L.P. ("MAE") subsidiaries  since August 1994.  Prior to that, during 1993 to August 1994, Mr.  Vinson was affiliated with Crisp, Hughes &  Co.
(regional  CPA firm)  and  engaged in  various other  investment  and consulting activities.  Briefly, in  early 1993, Mr.  Vinson served as President and  Chief
Executive  Officer of Angeles Corporation,  a real estate investment firm.  From
1991 to 1993 Mr. Vinson was employed by Insignia in various capacities including
Managing  Director-President during 1991.   From  1986 to  1990, Mr.  Vinson was
President  and Director  of  U.S. Shelter  Corporation, a  real  estate services company,  which sold  substantially all of  its assets  to Insignia  in December
1990.

   Robert D.  Long, Jr.  is Controller  and Principal Accounting  Officer of  the
General Partner and MAE subsidiaries. Prior to joining MAE in February 1994, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

   William H.  Jarrard, Jr.  is Vice  President of  the General  Partner and  MAE
subsidiaries  and Managing Director  - Partnership  Administration  of Insignia.
During the five years prior  to joining Insignia in 1991, he served in a similar
capacity for  U.S. Shelter.   He was previously  associated with  the accounting
firm, Ernst  and Whinney, for eleven  years.  Mr. Jarrard  is a graduate  of the
University of South Carolina and a certified public accountant.

   John K. Lines has been Secretary of the General Partner and MAE subsidiaries since August 1994 and General Counsel and Secretary of Insignia since July 1994.
From May 1993 until June  1994, Mr. Lines was the Assistant  General Counsel and
Vice President of Ocwen Financial Corporation in West Palm Beach, Florida.  From
October 1991  until April 1993,  Mr. Lines was  a Senior Attorney  with Banc One
Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

   Kelley M.  Buechler is  Assistant Secretary  of the  General  Partner and  MAE
subsidiaries and Assistant  Secretary of Insignia.   During the five years prior
to joining Insignia in 1991, she served in  a similar capacity for U.S. Shelter.
Ms. Buechler is a graduate of the University of North Carolina.

Item 10.  Executive Compensation
   None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
   As of February 1996, no person was known by the Registrant to be the beneficial owner of more than five percent of the outstanding Units of the Registrant.

   As of February 1996, no Units were owned by the General Partner or any of its officers and directors.

Item 12.  Certain Relationships and Related Transactions

   Pursuant to  the  Agreement of  Limited  Partnership  of the  Registrant,  the
General Partner was allocated $4,276 of the Registrant's  1995 income and $4,394
of the  Registrant's 1994 income.   During 1995  and 1994,  the General  Partner
received distributions of $5,511 and $4,707, respectively.  For a description of the  distributions and  the allocation of  income and loss to  which the General
Partner is entitled, reference is made to  "Note D" of the financial  statements included in "Item 7" of this report.

   The Registrant has property management agreements with affiliates of Insignia pursuant to which such affiliates have assumed direct responsibility for day-to-day management of three of the four properties owned by the Registrant. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, and payment of operating expenses, etc.
Insignia affiliates received property management fees equal to 6% of commercial revenues. During the twelve months ended December 31, 1995 and 1994, affiliates of Insignia received $47,979 and $45,986 in fees for property management, respectively.

   Pursuant   to  Section   9(e)  of   the  Registrant's  Agreement   of  Limited
Partnership, the General Partner may be reimbursed by the Registrant for certain
of  its administrative  costs.    The Partnership  shall reimburse  the  General
Partner or  its affiliates  the actual cost  of goods,  materials, and  services
obtained from  unaffiliated parties.   Administrative services  performed by the
General  Partner  or  its  affiliates  shall be  reimbursed  at  cost; provided, however,  that the amounts  charged do not  exceed the lesser of  (1) the actual cost of such services, or  (2) 90% of the amount which the Partnership  would be required to  pay to  an independent  party for comparable services  in the  same geographic location.

   For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see "Note E" of the financial statements included as part of this report.

Item 13.  Exhibits and Reports on Form 8-K

        (a)   Exhibits:  See Exhibit Index contained herein.

        (b)  Reports  on Form  8-K filed in  the fourth  quarter of fiscal  year
              1995:

              None.



                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      UNITED INVESTORS INCOME PROPERTIES
                                      (A Missouri Limited Partnership)

                                      By:   United Investors  Real Estate, Inc., a
                                            Delaware  Corporation,  its  General
                                            Partner



                                      By:   /s/Carroll D. Vinson
                                            Carroll D. Vinson
                                            President


                                      Date: March 20, 1996



      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


/s/Carroll D. Vinson                  President                   March 20,1996
Carroll D. Vinson



/s/Robert D. Long, Jr.                Controller and Principal    March 20,1996
Robert D. Long, Jr.                   Accounting Officer



                                INDEX TO EXHIBITS

Exhibit

1.       Form  of Dealer Manager  Agreement between the General  Partner and the
         Dealer  Manager,   including  Form  of  Soliciting   Broker  Agreement;
         incorporated  by  reference  to  Exhibit  1  to  Amendment  No.  1   to
         Registrant's  Registration  Statement  (File  No. 33-33965)  previously filed on May 7, 1990.

1.1      Form  of  Amendment  to  Dealer  Manager  Agreement;   incorporated  by
         reference  to  Exhibit  1.1   to  Amendment  No.   6  to   Registrant's
         Registration Statement previously filed on February 14, 1992.

1.2      Form  of  Amendment  to Soliciting  Broker  Agreement; incorporated  by
         reference  to  Exhibit   1.2  to  Amendment   No.  6   to  Registrant's
         Registration Statement previously filed on February 14, 1992.

3        Certificate of Limited  Partnership and Amendment thereto; incorporated
         by  reference  to  Exhibit  3  to  Amendment  No.  1  to   Registrant's
         Registration Statement previously filed on May 7, 1990.

4.1      Form of  Subscription Agreement; incorporated by  reference to  Exhibit
         3.1  to   Amendment  No.  1  to   Registrant's  Registration  Statement
         previously filed on May 7, 1990.

4.2      Agreement of  Limited  Partnership of  Registrant dated  September  24,
         1990; incorporated by reference to Exhibit 4.2 to Registrant's Report on Form 10-K previously filed on March 6, 1991.

4.2.1 Amended and Restated Agreement of Limited Partnership of Registrant dated May 1, 1992; incorporated by reference to Exhibit 4.2 to Amendment No. 9 to Registrant's Registration Statement previously filed on April 29, 1992.

10.1     Escrow  Agreement among  the Registrant, the Dealer  Manager and United
         Missouri Bank  of  Kansas  City,  N.A.;  incorporated by  reference  to
         Exhibit 10.1 to Amendment No. 1 to Registrant's Registration Statement previously filed on May 7, 1990.

10.1.1   Form  of Amendment  to Escrow  Agreement; incorporated by  reference to
         Exhibit  10.1.1  to  Amendment  No.  6  to   Registrant's  Registration
         Statement previously filed on February 14, 1992.

10.2     Agreement of  Purchase and Sale,  dated June 29,  1990, between  United
         Investors Real Estate, Inc., as purchaser, and American Fire Sprinkler,
         Corporation,  as  seller,  relating  to  Corinth   Square  Professional
         Building;  incorporated by  reference to  Exhibit 10.1  to Registrant's
         Quarterly Report on Form 10-Q previously filed on August 15, 1990.

10.3     Agreement of Joint Venture  of Corinth Square Associates  dated October
         1,  1990 between the Registrant and  United Investors Income Properties
         (A Missouri Limited Partnership); incorporated by reference  to Exhibit
         4.3  to Registrant's  Current Report  on Form  8-K previously  filed on
         October 23, 1990.


10.4     Agreement of Purchase and Sale, dated December 6, 1990, between  United
         Investors Real Estate, Inc., as purchaser, and Keeva Properties, L.P., as seller, relating to the Keebler Distribution Center located in Chesapeake, Virginia (the "Virginia Center") and the First Amendment thereto; incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registrant's Registration Statement previously filed on February 27,
         1991.

10.5     Lease,  dated  June  26,  1986, between  Keeva  Properties, a  Missouri
         Limited  Partnership,  as  lessor,  and  Keebler  Company,  as  lessee, relating to the Virginia Center and amendments thereto; incorporated by
         reference  to  Exhibit  10.5   to  Amendment  No.  2   to  Registrant's
         Registration Statement previously filed on February 27, 1991.

10.6     Agreement for Purchase and Sale, dated December 6, 1990, between United
         Investors Real Estate, Inc., as purchaser, and Keecar Properties, L.P., as seller, relating to the Keebler Distribution Center located in Columbia, South Carolina (the "South Carolina Center"), and First
         Amendment thereto; incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Registrant's Registration Statement previously filed on February 27, 1991.

10.7     Lease,  dated  June  6,  1986,  between Keecar  Properties,  a Missouri
         Limited  Partnership,  as  lessor,  and  Keebler  Company,  as  lessee,
         relating  to   the  South  Carolina  Center,   and  amendment  thereto;
         incorporated  by  reference  to  Exhibit  10.7 to  Amendment  No.  2 to
         Registrant's  Registration Statement  previously filed on  February 27,
         1991.

10.8 Form of Agreement between the Registrant and Colby Sandlian regarding the Covington U-Stor Mini-Warehouse; incorporated by reference to
         Exhibit 10.8 to Amendment No. 9 to Registrant's Registration Statement previously filed on April 29, 1992.

10.9 Form of Agreement between the Registrant and Colby Sandlian regarding the Harry Hines U-Stor Mini-Warehouse; incorporated by reference to
         Exhibit 10.9 to Amendment No. 9 to Registrant's Registration Statement previously filed on April 29, 1992.

10.10    Stock Purchase Agreement dated December 4, 1992 showing the purchase of
         100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to Exhibit 10.10 to Registrant's Current Report on Form 8-K previously filed on December
         31, 1992.

16.1     Letter of KPMG  Peat Marwick to the Securities and  Exchange Commission
         included herein  pursuant to the  requirements of  Item 304 (a) (3)  of
         Regulation  S-K;   incorporated  by  reference  to   Exhibit  16.1   to
         Registrant's Current Report on Form 8-K previously filed on October 22,
         1990.

16.2 Letter of Mayer Hoffman McCann, the Registrant's former independent accountant, regarding its concurrence with the statements made by the registrant is incorporated by reference to the exhibit filed with form
         8-K dated August 30, 1993.

27       Financial Data Schedule

99.1     Portions of Registrant's Prospectus dated May 17, 1990; incorporated by
         reference  to  Exhibit  99.1  to  Registrant's   Report  on  Form  10-K
         previously filed on March 6, 1991.

99.2     Portions of Registrant's Prospectus dated May 14, 1992.
