Form 10QSB
period 1996-03-31
UNITED INVESTORS INCOME PROPERTIES II
filed 1996-05-14
CIK 862028

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


                  For the quarterly period ended March 31, 1996


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                        (in thousands, except unit data)

                                 March 31, 1996


Assets
   Cash and cash equivalents:
      Unrestricted                                                   $  926
      Restricted--tenant security deposits                                5
   Accounts receivable (net of allowance of $20)                         19
   Escrow for taxes                                                      15
   Other assets                                                          49
   Investment properties:
      Land                                           $1,026
      Buildings and related personal property         6,099
                                                      7,125
      Less accumulated depreciation                    (797)          6,328

                                                                     $7,342

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                  $    9
   Tenant security deposits                                              11
   Accrued taxes                                                         34
   Other liabilities                                                     15

Minority interest                                                       638

Partners' Capital (Deficit)
   General partner                                   $   (1)
   Limited partners (32,601
      units issued and outstanding)                   6,636           6,635

                                                                     $7,342

           See Accompanying Notes to Consolidated Financial Statements

b)                    UNITED INVESTORS INCOME PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                           Three Months Ended
                                                                March 31,
                                                          1996            1995
 Revenues:
    Rental income                                        $ 266             $ 259
    Other income                                            24                22
          Total revenues                                   290               281

 Expenses:
    Operating                                               51                49
    Administrative                                          18                15
    Maintenance                                             13                16
    Depreciation                                            47                46
    Property taxes                                          16                17
          Total expenses                                   145               143

 Minority interest in net
    income of joint ventures                               (32)              (28)

    Net income                                           $ 113             $ 110

 Net income allocated to
    general partner (1%)                                 $   1             $   1
 Net income allocated to
    limited partners (99%)                                 112               109

                                                         $ 113             $ 110

 Net income per limited partnership unit                 $3.44             $3.34

           See Accompanying Notes to Consolidated Financial Statements


c)                    UNITED INVESTORS INCOME PROPERTIES II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                       Units     Partner      Partners         Total
 Original capital contributions       32,601     $    --    $    8,150     $    8,150

 Partners' capital (deficit)
    at December 31, 1995              32,601     $    (1)   $    6,664     $    6,663

 Partners' distributions                              (1)         (140)          (141)

 Net income for the three months
    ended March 31, 1996                               1           112            113

 Partners' capital (deficit)
    at March 31, 1996                 32,601     $    (1)   $    6,636     $    6,635

           See Accompanying Notes to Consolidated Financial Statements


d)                    UNITED INVESTORS INCOME PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Three Months Ended
                                                                 March 31,
                                                            1996           1995

 Cash flows from operating activities:
    Net income                                              $ 113           $ 110
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Minority interest in net income of
        joint ventures                                         32              28
       Depreciation                                            47              46
       Amortization of lease commissions                        1               1
       Change in accounts:
         Accounts receivable                                   (2)              4
         Escrow for taxes                                      (9)             (9)
         Other assets                                           1               2
         Accounts payable                                       3              (3)
         Accrued taxes                                         16              17
         Other liabilities                                      1              21

            Net cash provided by operating activities         203             217

 Cash flows from investing activities:
    Property improvements and replacements                     --             (11)

            Net cash used in investing activities              --             (11)

 Cash flows from financing activities:
    Distributions to minority interests                       (25)            (25)
    Partners' distributions                                  (141)           (121)

            Net cash used in financing activities            (166)           (146)

 Net increase in cash                                          37              60

 Cash and cash equivalents at beginning of period             889             831

 Cash and cash equivalents at end of period                 $ 926           $ 891

           See Accompanying Notes to Consolidated Financial Statements


e)                    UNITED INVESTORS INCOME PROPERTIES II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Income Properties II (the Partnership), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


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

Note D - Transactions with Affiliated Partners

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services (based on percentage of revenue) and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the General Partner for the three months ended March 31, 1996 and 1995:

                                                    1996             1995
Property management fees                            $ 13             $ 12
Reimbursement for services of affiliates               8                8

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two distribution centers, an office building, and a mini-storage facility. The following table sets forth the average occupancy of the properties for the quarters ended March 31, 1996 and 1995:

                                               Average Occupancy
      Property                                1996           1995

      Keebler Distribution Center
        Chesapeake, Virginia                   100%           100%

      Keebler Distribution Center
        Columbia, South Carolina                 --           100%

      Corinth Square Professional Building
        Prairie Village, Kansas                 80%            84%

      U-Stor Covington Pike Mini-warehouse
        Memphis, Tennessee                     100%            99%

The Keebler Company vacated the Columbia, South Carolina facility in January of 1996 and intends to vacate the Chesapeake, Virginia facility in 1997. The Keebler Company has indicated its intentions to honor its financial obligations. Keebler is obligated to continue paying rent on the vacated space through the years 2001 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia). Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The tenant has thus far paid the scheduled rental payments on the vacated Columbia facility.

The Partnership's net income for the three months ended March 31, 1996, was approximately $113,000 compared to net income of approximately $110,000 for the corresponding period of 1995. The increased net income is primarily due to an increase in rental revenues. Increases in rental revenues resulted from scheduled increases in rental rates in the Keebler, SC, lease and rate increases at Covington Pike, countering a decrease in rental revenue at Corinth Square. Corinth's lower revenues are due to a decrease in occupancy. The minority interest in net income of the joint ventures increased in the first quarter of 1996 due to an increase in the income at Covington Pike, partially offset by the decrease in income at Corinth discussed above.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership held unrestricted cash of approximately $926,000 compared to approximately $889,000 at December 31, 1995. Net cash provided by operating activities decreased primarily because of significant prepaid rent collections in the first quarter of 1995 that did not occur in the corresponding period ended March 31, 1996. Net cash used in investing activities decreased due to no property improvements being made during the first quarter of 1996. Net cash used in financing activities increased as a result of a larger distribution to partners for the period ended March 31, 1996, compared to the corresponding period of 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of approximately $551,000 were made during 1995 and a cash distribution of approximately $141,000 was made during the first quarter of 1996.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibit 27 - Financial Data Schedule

         b)  Reports on Form 8-K:

             None filed during the quarter ended March 31, 1996.


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



                              UNITED INVESTORS INCOME PROPERTIES II
                              (A Missouri Limited Partnership)

                              By:   United Investors Real Estate, Inc.,  a
                                    Delaware corporation, its General Partner



                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President

                              By:   /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Vice President/CAO



                              Date: May 14, 1996