Form 10QSB
period 1996-06-30
UNITED INVESTORS INCOME PROPERTIES II
filed 1996-08-14
CIK 862028

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996


 Assets
   Cash and cash equivalents:
      Unrestricted                                                  $  970
      Restricted-tenant security deposits                                5
   Accounts receivable (net of allowance of $8)                         23
   Escrow for taxes                                                     24
   Other assets                                                         47
   Investment properties:
      Land                                            $1,026
      Buildings and related personal property          6,099
                                                       7,125
      Less accumulated depreciation                     (843)        6,282

                                                                    $7,351

 Liabilities and Partners' Capital (Deficit)

 Liabilities
   Accounts payable                                                 $    9
   Tenant security deposits                                             11
   Accrued taxes                                                        32
   Other liabilities                                                    39

 Minority interest                                                     643

 Partners' Capital (Deficit)
   General partner                                    $   (2)
   Limited partners (32,601 units
    issued and outstanding)                            6,619         6,617

                                                                    $7,351

           See Accompanying Notes to Consolidated Financial Statements

b)                    UNITED INVESTORS INCOME PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                    1996            1995          1996        1995
 Revenues:
    Rental income                   $ 283          $ 277         $ 554       $ 542
    Other income                       18             17            37          34
          Total revenues              301            294           591         576
 Expenses:
    Operating                          50             50           101          99
    General and administrative         15             15            33          30
    Maintenance                        16             17            29          34
    Depreciation                       46             46            93          92
    Property taxes                     16             16            32          33
          Total expenses              143            144           288         288

 Minority interest in net
    income of joint ventures          (32)           (29)          (64)        (56)
    Net income                      $ 126          $ 121         $ 239       $ 232

 Net income allocated to
    general partner (1%)            $   1          $   1         $   2       $   2

 Net income allocated to
    limited partners (99%)            125            120           237         230

                                    $ 126          $ 121         $ 239       $ 232
 Net income per limited
    partnership unit                $3.83          $3.69         $7.27       $7.04

             See Accompanying Notes to Consolidated Financial Statements

c)                      UNITED INVESTORS INCOME PROPERTIES II

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                          (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                       Units     Partner      Partners         Total
 Original capital contributions       32,601     $    --     $   8,150      $   8,150

 Partners' capital (deficit)
    at December 31, 1995              32,601     $    (1)    $   6,664      $   6,663

 Partners' distributions                              (3)         (282)          (285)

 Net income for the six months
    ended June 30, 1996                                2           237            239

 Partners' capital (deficit)
    at June 30, 1996                  32,601     $    (2)    $   6,619      $   6,617

             See Accompanying Notes to Consolidated Financial Statements


d)                      UNITED INVESTORS INCOME PROPERTIES II

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (in thousands)

                                                               Six Months Ended
                                                                    June 30,
                                                              1996           1995
 Cash flows from operating activities:
    Net income                                               $ 239          $ 232
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Minority interest in net income of
        joint ventures                                          64             56
       Depreciation                                             93             92
       Amortization of lease commissions                         2              2
       Change in accounts:
         Accounts receivable                                    (6)            (5)
         Escrow for taxes                                      (18)            --
         Other assets                                            2              3
         Accounts payable                                        3              4
         Accrued taxes                                          14             14
         Other liabilities                                      25             43

            Net cash provided by operating activities          418            441

 Cash flows from investing activities:
    Property improvements and replacements                      --            (34)

            Net cash used in investing activities               --            (34)

 Cash flows from financing activities:
    Distributions to minority interests                        (52)           (57)
    Partners' distributions                                   (285)          (269)

            Net cash used in financing activities             (337)          (326)

 Net increase in cash and cash equivalents                      81             81

 Cash and cash equivalents at beginning of period              889            831

 Cash and cash equivalents at end of period                  $ 970          $ 912

             See Accompanying Notes to Consolidated Financial Statements


e)                      UNITED INVESTORS INCOME PROPERTIES II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Income Properties II (the Partnership), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (United Investors Real Estate, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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


Note C - Repurchase of Units

The Partnership's partnership agreement contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date and become a limited partner with respect to such units. Any Limited Partner desiring to sell all or any of his Units to the General Partner must submit a written request to the General Partner beginning 30 days prior to the fifth anniversary date.

Note D - Transactions with Affiliated Partners

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the General Partner for each of the six months ended June 30, 1996 and 1995:

                                                    1996             1995

Property management fees                            $ 15             $ 15
Reimbursement for services of affiliates              16               15


The Partnership insures Corinth Square under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two distribution centers, an office building, and a mini-storage facility. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1996 and 1995:

                                                Average Occupancy
      Property                                 1996           1995

      Keebler Distribution Center
        Chesapeake, Virginia                   100%           100%

      Keebler Distribution Center
        Columbia, South Carolina                 --           100%

      Corinth Square Professional Building
        Prairie Village, Kansas                 80%            84%

      U-Stor Covington Pike Mini-warehouse
        Memphis, Tennessee                      99%            99%

The Keebler Company vacated the Columbia, South Carolina facility in January of 1996 and Keebler also vacated the Chesapeake, Virginia facility in August, 1996. The Keebler Company has indicated its intentions to honor its financial obligations. Keebler is obligated to continue paying rent on the vacated spaces through the years 2001 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia). Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The tenant has thus far paid the scheduled rental payments on the vacated facilities. The decrease in occupancy at Corinth Square was due to a tenant occupying 1,240 square feet vacating the property in September of 1995.

The Partnership realized net income of $239,000 for the six months ended June 30, 1996, compared to $232,000 for the six months ended June 30, 1995. The Partnership realized net income of $126,000 for the three months ended June 30, 1996, compared to $121,000 for the three months ended June 30, 1995. The increased net income is due to increased rental revenues. Increases in rental revenues resulted from scheduled increases in rental rates in the Keebler, SC lease and rate increases at Covington Pike, partially offset by a decrease in rental revenue at Corinth Square resulting from the decrease in occupancy noted above. The minority interest in net income of the joint ventures increased in the first six months of 1996 due to an increase in the income at Covington Pike.

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

At June 30, 1996, the Partnership held unrestricted cash of $970,000 compared to $912,000 at June 30, 1995. Net cash provided by operating activities decreased primarily due to prepaid rent collections in the second quarter of 1995 that did not recur in the corresponding period of 1996. Net cash used in investing activities decreased due to no property improvements being required in 1996.
Net cash used in financing activities increased as a result of greater distributions to the partners for the six months ended June 30, 1996, compared to the corresponding period of 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of $551,000 were made during 1995. Cash distributions of $285,000 were made during the six months ended June 30, 1996.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibit 27 - Financial Data Schedule

         b)  Reports on Form 8-K:

             None filed during the quarter ended June 30, 1996.



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



                              Date: August 14, 1996