Form 10QSB
period 1996-09-30
UNITED INVESTORS INCOME PROPERTIES II
filed 1996-11-12
CIK 862028

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


              For the quarterly period ended September 30, 1996


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

                              September 30, 1996

Assets
  Cash and cash equivalents:
     Unrestricted                                                    $  971
     Restricted-tenant security deposits                                  5
  Accounts receivable (net of allowance of
     $10)                                                                19
  Escrow for taxes                                                       27
  Other assets                                                           51
  Investment properties:
     Land                                            $ 1,026
     Buildings and related personal property           6,099
                                                       7,125
     Less accumulated depreciation                      (890)         6,235

                                                                     $7,308

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                   $    7
  Tenant security deposits                                               11
  Accrued taxes                                                          28
  Other liabilities                                                      26

Minority interest                                                       645

Partners' Capital (Deficit)
  General partner                                    $    (1)
  Limited partners (32,601 units
   issued and outstanding)                             6,592          6,591

                                                                     $7,308

          See Accompanying Notes to Consolidated Financial Statements


b)                    UNITED INVESTORS INCOME PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                         (in thousands, except unit data)

                                     Three Months Ended        Nine Months Ended
                                        September 30,            September 30,
                                     1996          1995       1996          1995
Revenues:
  Rental income                     $ 273          $ 256     $  827        $  798
  Other income                         14             17         51            51
       Total revenues                 287            273        878           849

Expenses:
  Operating                            54             46        155           145
  General and administrative           15             17         48            47
  Maintenance                          12             19         41            53
  Depreciation                         47             47        140           139
  Property taxes                       15             16         47            49
       Total expenses                 143            145        431           433

Minority interest in net
  income of joint ventures            (29)           (26)       (93)          (82)

  Net income                        $ 115          $ 102     $  354        $  334

Net income allocated to
  general partner (1%)              $   1          $   1     $    4        $    3

Net income allocated to
  limited partners (99%)              114            101        350           331
                                    $ 115          $ 102     $  354        $  334

Net income per limited
  partnership unit                  $3.50          $3.10     $10.74        $10.14

          See Accompanying Notes to Consolidated Financial Statements


c)                  UNITED INVESTORS INCOME PROPERTIES II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                      (in thousands, except unit data)

                                    Limited
                                   Partnership  General      Limited
                                     Units      Partner      Partners         Total
Original capital contributions       32,601     $    --      $   8,150     $   8,150

Partners' capital (deficit) at
 December 31, 1995                   32,601     $    (1)     $   6,664     $   6,663

Partners' distributions                              (4)          (422)         (426)

Net income for the nine months
 ended September 30, 1996                             4            350           354

Partners' capital (deficit)
 at September 30, 1996               32,601     $    (1)     $   6,592     $   6,591

          See Accompanying Notes to Consolidated Financial Statements


d)                    UNITED INVESTORS INCOME PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                            1996           1995
Cash flows from operating activities:
  Net income                                                $ 354        $ 334
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Minority interest in net income of
      joint ventures                                           93           82
    Depreciation                                              140          139
    Amortization of lease commissions                           2            2
    Change in accounts:
      Accounts receivable                                      (2)          20
      Escrow for taxes                                        (21)          (9)
      Other assets                                             (2)          (6)
      Accounts payable                                          1            7
      Accrued taxes                                            10           11
      Other liabilities                                        12           11

         Net cash provided by operating activities            587          591

Cash flows from investing activities:
  Property improvements and replacements                       --          (34)

         Net cash used in investing activities                 --          (34)

Cash flows from financing activities:
  Distributions to minority interests                         (79)         (78)
  Partners' distributions                                    (426)        (410)

         Net cash used in financing activities               (505)        (488)

Net increase in cash and cash equivalents                      82           69

Cash and cash equivalents at beginning of period              889          831

Cash and cash equivalents at end of period                  $ 971        $ 900

          See Accompanying Notes to Consolidated Financial Statements


e)                  UNITED INVESTORS INCOME PROPERTIES II

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Income Properties II (the Partnership), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (United Investors Real Estate, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

NOTE D - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the General Partner for each of the nine months ended September 30, 1996 and 1995:

                                                    1996             1995

Property management fees                            $ 23             $ 23
Reimbursement for services of affiliates              24               23


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two distribution centers, an office building, and a mini-storage facility. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1996 and 1995:

                                                      Average Occupancy
                                                          Property
     Property                                         1996           1995

     Keebler Distribution Center
        Chesapeake, Virginia                           --             100%

     Keebler Distribution Center
        Columbia, South Carolina                      100%            100%

     Corinth Square Professional Building
        Prairie Village, Kansas                        80%             83%

     U-Stor Covington Pike Mini-warehouse
        Memphis, Tennessee                             99%             99%

The Keebler Company vacated the Columbia, South Carolina facility in January of 1996 and the Chesapeake, Virginia facility in August, 1996. The Keebler Company has indicated its intentions to honor its financial obligations. Keebler is obligated to continue paying rent on the vacated spaces through the years 2001 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia). Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The tenant has thus far paid the scheduled rental payments on the vacated facilities. In addition, Keebler, with approval from the Partnership, entered into a sub-lease agreement for the Columbia, South Carolina facility. The tenant is obligated to pay rent to Keebler through December 31, 2000. The decrease in occupancy at Corinth Square was due to a tenant occupying 1,240 square feet vacating the property in September of 1995.

The Partnership realized net income of $354,000 for the nine months ended September 30, 1996, compared to $334,000 for the nine months ended September 30, 1995. The Partnership realized net income of $115,000 for the three months ended September 30, 1996, compared to $102,000 for the three months ended September 30, 1995. The increased net income is due to increased rental revenues. Increases in rental revenues resulted from scheduled increases in rental rates in the Keebler, SC lease and rate increases at Covington Pike. A decrease in rental revenue at Corinth Square resulting from the decrease in occupancy noted above was offset by an increase in tenant common area expense reimbursements. The minority interest in net income of the joint ventures increased during the first nine months of 1996 due to an increase in the income at Covington Pike.

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

At September 30, 1996, the Partnership held unrestricted cash of $971,000 compared to $900,000 at September 30, 1995. Net cash provided by operating activities decreased primarily due to increased escrow funding for 1996 taxes. Net cash used in investing activities decreased due to no property improvements being made in 1996. Net cash used in financing activities increased as a result of greater distributions to the partners for the nine months ended September 30, 1996, compared to the corresponding period of 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of $551,000 were made during the year ending December 31, 1995. Cash distributions of $426,000 were made during the nine months ended September 30, 1996.


                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibit 27 - Financial Data Schedule

        b)  Reports on Form 8-K:

            None filed during the quarter ended September 30, 1996.



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

                         Date: November 12, 1996