Form 10KSB
period 1996-12-31
UNITED INVESTORS INCOME PROPERTIES II
filed 1997-03-27
CIK 862028

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1996
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year:  $1,166,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.
                      DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated May 17, 1990 (included in Registration Statement, No. 33-33965 of Registrant) are incorporated by reference into Parts I and III.

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

   The Registrant has no employees. Management and administrative services for the commercial properties are performed by affiliates of Insignia Financial Group Inc., "Insignia". An unaffiliated entity, U-Store Management Corporation, performs management and administrative services for Covington Pike. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12", which descriptions are herein incorporated by reference.


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


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)
                                Gross
                              Carrying  Accumulated   Useful           Federal
Property                        Value   Depreciation   Life   Method  Tax Basis

Keebler Distribution Center-VA   $2,014     $  269      31.5-40  S/L     $1,722

Keebler Distribution Center-SC    2,103        259      31.5-40  S/L     1,819

Corinth Square Professional
  Building                        1,992        265       7-40    S/L     1,741

Covington Pike                    1,031        134        25     S/L       926

  Total                          $7,140     $  927                       $6,208


See "Note A" of the Notes to Consolidated Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                   Average Annual              Average Annual
                                    Rental Rates                  Occupancy
                               1996             1995           1996       1995

Keebler - Virginia         $ 6.78/sq.ft.     $ 6.76/sq.ft.     100%       100%
Keebler - South Carolina   $ 6.00/sq.ft.     $ 5.77/sq.ft.     100%       100%
Corinth Square             $13.86/sq.ft.     $14.30/sq.ft.      80%        83%
Covington Pike             $  665/unit       $  645/unit        99%        99%


The Keebler Company vacated the Columbia, South Carolina, facility in January of 1996 and vacated the Chesapeake, Virginia, facility in August 1996. The Keebler Company has indicated its intentions to honor its financial obligations.
Keebler is obligated to continue paying rent on the vacated space through the years 2001 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia). Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The tenant has thus far paid the scheduled rental payments on the vacated facilities. In addition, Keebler, with approval from the Partnership, entered into a sub-lease agreement for the Columbia, South Carolina facility. The tenant is obligated to pay rent to Keebler through December 31, 2000.

    As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the localities in which they operate. The General Partner believes that all of the properties are adequately insured.

    The following is a schedule of the lease expirations at Corinth Square for the years 1997-2006:
                      Number of                                      % of Gross
                     Expirations     Square Feet     Annual Rent     Annual Rent
                                                    (in thousands)

1997                      1             1,595           $ 22          8.1%
1998                      3             4,605             60         21.8%
1999                      3             5,641             79         28.7%
2000                      1             1,396             18          6.7%
2001                      2             2,022             30         11.1%
2002-2006                 0                 0              0            0

    The following schedule reflects information on tenants occupying 10% or more of the leasable square footage for each property:

                      Nature of        Square Footage  Annual Rent Per     Lease
                      Business             Leased        Square Foot      Expiration
Keebler - Virginia
                     Distribution          32,344           $ 6.78        10/31/02
                     Facility
Keebler - South
   Carolina
                     Distribution          38,761           $ 6.00        12/31/01
                     Facility
Corinth Square
                     Doctor's Office       3,007            $12.35         4/30/98
                     Doctor's Office       2,318            $10.00         5/31/99


SCHEDULE OF REAL ESTATE TAXES AND RATES:

                                              1996         1996
                                             Taxes         Rate
                                               (in thousands)


Corinth Square Professional Building         $ 43        3.64%
Covington Pike                                 25        6.27%


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

 As of December 31, 1996, the number of holders of record of Limited
Partnership Units was 786. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

 The Partnership made distributions of cash generated from operations of approximately $567,000 and $551,000 during the years ended December 31, 1996 and 1995, respectively. Future distributions will depend on the levels of cash generated from operations and the availability of cash reserves.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

 During 1996, the Partnership realized net income of $436,000 compared to $428,000 for the year ended December 31, 1995. The increased net income is due to increased rental revenues which resulted from scheduled increases in rental rates in the Keebler, SC lease and rate increases at Covington Pike. A decrease in rental revenue at Corinth Square resulting from the decrease in occupancy was offset by an increase in tenant common area expense reimbursements. The increase in rental revenue was partially offset by a loss resulting from a roof replacement at Corinth Square. The decrease in maintenance expense was a result of a decrease in maintenance contracts at Corinth Square and a decrease in roof repairs at Keebler, SC.

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

Liquidity and Capital Resources

 At December 31, 1996, the Partnership held unrestricted cash of $914,000 compared to $889,000 at December 31, 1995. Net cash provided by operating activities increased primarily due to the increase in rental revenues discussed above. Net cash used in investing activities increased due to a roof replacement project at Corinth Square in the fourth quarter of 1996. Net cash used in financing activities increased as a result of greater distributions to the partners during the year ended December 31, 1996, compared to the corresponding period of 1995.

 The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of $567,000 and $551,000 were made during the years ended December 31, 1996 and 1995, respectively.

 The Keebler Company vacated the Columbia, South Carolina, facility in January of 1996 and vacated the Chesapeake, Virginia facility in August, 1996. The Keebler Company has indicated its intentions to honor its financial obligations. Keebler is obligated to continue paying rent on the vacated space through the
years 2001 (Columbia, South Carolina)     and 2002 (Chesapeake, Virginia).
Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The tenant has thus far paid the scheduled rental payments on the vacated facilities. In addition, Keebler, with approval from the Partnership, entered into a sub-lease agreement for the Columbia, South Carolina, facility. The sub-lease tenant is obligated to pay rent to Keebler through December 31, 2000.


ITEM 7.   FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES II

LIST OF FINANCIAL STATEMENTS

           Independent Auditors' Report

           Consolidated Balance Sheet -- December 31, 1996

           Consolidated Statements of Operations -- Years ended December 31, 1996 and 1995

           Consolidated Statements of Changes in Partners' Capital (Deficit) -- Years ended December 31, 1996 and 1995

           Consolidated Statements of Cash Flows -- Years ended December 31, 1996 and 1995

           Notes to Consolidated Financial Statements



INDEPENDENT AUDITORS' REPORT

The Partners
United Investors Income Properties II
(A Missouri Limited Partnership)

We have audited the accompanying consolidated balance sheet of United Investors Income Properties II (A Missouri Limited Partnership) ("the Partnership") as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 21, 1997


                     UNITED INVESTORS INCOME PROPERTIES II

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1996

Assets
  Cash and cash equivalents:
    Unrestricted                                                     $  914
    Restricted-tenant security deposits                                   5
  Accounts receivable, net of allowance of $10                           25
  Escrows for taxes                                                      22
  Other assets                                                           46
  Investment properties (Notes A and H):
    Land                                              $1,026
    Buildings and related personal property            6,114
                                                       7,140
    Less accumulated depreciation                       (927)         6,213

                                                                     $7,225

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                   $   14
  Tenant security deposits                                               11
  Accrued taxes                                                          22
  Other liabilities                                                      15

Minority interest (Notes B and C)                                       631

Partners' Capital (Deficit)
  General partner                                     $   (3)
  Limited partners (32,601 units
     issued and outstanding)                           6,535          6,532

                                                                     $7,225

          See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES II
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                      Years Ended December 31,
                                                        1996            1995
Revenues:
   Rental income                                      $ 1,100          $  1,033
   Other income                                            66                67
       Total revenues                                   1,166             1,100

Expenses:
   Operating                                              202               197
   General and administrative                              66                62
   Maintenance                                             53                67
   Depreciation                                           186               185
   Property taxes                                          69                61
   Loss on disposal of investment property                 50                --
        Total expenses                                    626               572

Minority interest in net income of joint
     ventures (Notes B and C)                            (104)             (100)

     Net income (Note G)                              $   436          $    428

Net income allocated to general partner (1%)          $     4          $      4
Net income allocated to limited partners (99%)            432               424

                                                      $   436          $    428

Net income per limited partnership unit               $ 13.25          $  12.98


           See Accompanying Notes to Consolidated  Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES II
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                  Limited
                                Partnership   General      Limited
                                   Units      Partners     Partners       Total
Original capital contributions    32,601      $     --     $  8,150      $  8,150

Partners' capital at
  December 31, 1994               32,601      $     --     $  6,786      $  6,786

Partners' distributions               --            (5)        (546)         (551)

Net income for the year ended
  December 31, 1995                   --             4          424           428

Partners' capital (deficit) at
  December 31, 1995               32,601            (1)       6,664         6,663

Partners' distributions               --            (6)        (561)         (567)

Net income for the year
  ended December 31, 1996             --             4          432           436

Partners' capital (deficit) at
  December 31, 1996               32,601      $     (3)    $  6,535      $  6,532

          See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS INCOME PROPERTIES II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                Years Ended December 31,
                                                                 1996             1995
Cash flows from operating activities:
  Net income                                                    $ 436           $  428
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Minority interest in net income of joint ventures             104              100
    Depreciation                                                  186              185
    Amortization of lease commissions                               3                3
    Loss on disposal of investment property                        50               --
    Change in accounts:
      Accounts receivable                                          (8)              38
     Escrows for taxes                                            (16)              (3)
     Other assets                                                   2               (4)
     Accounts payable                                               8               --
     Accrued taxes                                                  4               (1)
     Other liabilities                                              1               (1)

       Net cash provided by operating activities                  770              745

Cash flows from investing activities:
  Property improvements and replacements                          (74)             (34)

       Net cash used in investing activities                     (74)             (34)

Cash flows from financing activities:
  Net distributions to minority interest                         (104)            (102)
  Partners' distributions                                        (567)            (551)

        Net cash used in financing activities                    (671)            (653)

Net increase in cash and cash equivalents                          25               58

Cash and cash equivalents at beginning of year                    889              831

Cash and cash equivalents at end of year                        $ 914           $  889

           See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS INCOME PROPERTIES II

                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                               (December 31, 1996)



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: United Investors Income Properties II (the "Partnership"), a Missouri Limited Partnership, was organized in March 1990, with the initial group of limited partners being admitted on September 24, 1990. Additional partners were admitted each month thereafter through October 1992.

The Partnership was formed to acquire and operate certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner") is the general partner. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation, an affiliate of Insignia Financial Group, Inc.

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

INCOME TAXES: For income tax purposes, the Partnership reports revenue and costs and expenses on the accrual method. No income tax provisions have been shown in the accompanying statements of operations since the partners are taxed individually.

INVESTMENT PROPERTIES: During 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of "FASB No. 121" had no effect on the Partnership's financial statements.

Depreciation is computed using straight-line methods over estimated useful lives of twenty-five to forty years for buildings and improvements and over the term of a lease for leasehold improvements.

FAIR VALUE: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial Instruments for which it is practicable to estimate the value. The carrying amounts of all financial instruments approximate fair value due to short term maturities.

PRINCIPLES OF CONSOLIDATION: The Partnership reflects its interest in the joint ventures utilizing full consolidation whereby all of the accounts of the joint ventures are included in the Partnership's financial statements (with intercompany accounts being eliminated). The minority partners' share of the joint ventures' assets and liabilities are reflected as a liability in the balance sheet of the Partnership. Earnings and losses attributable to the minority partners' ownership of the joint ventures are reflected as a reduction or addition to income in the statements of operations.

OTHER ASSETS: Included in other assets are leasing commissions and deferred rental income which are amortized over the life of the related lease.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $3,000 and $5,000 for the years ended December 31, 1996 and 1995, respectively.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - INVESTMENT IN CORINTH SQUARE

The Partnership owns a 65% interest in Corinth Square ("Corinth"), a joint venture with United Investors Income Properties, an affiliated partnership, in which the General Partner is also the sole general partner. All of the accounts of Corinth are consolidated by the Partnership.


NOTE C - INVESTMENT IN COVINGTON PIKE

As of December 31, 1992, the Partnership had advanced $1,057,698 to the General Partner for the benefit of Covington Pike ("Covington"), which was a joint venture between the General Partner and an unaffiliated party. On January 1, 1993, the General Partner assigned its interest in the joint venture to the Partnership with no additional consideration beyond the funds advanced as of December 31, 1992. The $1,057,698 consisted of land and building costs of approximately $1,031,000 and cash of $26,155. Capital contributed by the unaffiliated partner was $82. All of the accounts of Covington are consolidated by the Partnership.


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

 3.  To the other venturers in the same manner as number 2 above.

 4.  The balance, 55% to the Partnership and 45% to the other venturers.

Net losses are allocated first to each venturer in proportion or equal to their positive capital account, and then 55% to the Partnership and 45% to the other venturers.

Net income for Covington was $197,000 for the year ended December 31, 1996.

Of this amount, $89,000 was allocated to the minority interests. Distributions of 1996 cash flow from Covington totaled $230,000. Of this amount, $104,000 was distributed to minority interests.


NOTE D - PARTNERS' CAPITAL (DEFICIT)

ALLOCATIONS OF PROFITS AND LOSSES - In accordance with the partnership agreement, all profits and losses are to be allocated 1% to the General Partner and 99% to the limited partners.

DISTRIBUTIONS - The Partnership allocates distributions 1% to the General Partner and 99% to the limited partners. On February 14, 1997, the Partnership paid a distribution to the partners of $141,000.

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


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the General Partner in 1996 and 1995:

                                                      1996            1995
                                                         (in thousands)

     Property management fees                         $ 31            $ 30
     Reimbursement for services of affiliates           32              30

In addition, affiliates of the General Partner were paid approximately $4,000 during 1996 for construction oversight costs incurred in conjunction with the roof replacement project at Corinth Square.

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

NOTE F - OPERATING LEASES

Tenants of Corinth Square Professional Building are responsible for their own utilities and maintenance of their space and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. A portion of the real estate taxes, insurance, and common area maintenance expenses are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share.

Two of the Partnership's properties, Keebler Distribution Center - South Carolina and Keebler Distribution Center - Virginia, are leased by a single tenant. This tenant represents $452,000 of total rental revenues reported in 1996. The tenant vacated the South Carolina property in January 1996 and vacated the Virginia property in August 1996. The tenant is obligated under its leases through the years 2001 and 2002 on the South Carolina and Virginia properties, respectively. Should the tenant fail to honor its lease obligations, operating results would be adversely affected.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, are set forth below. Certain leases have provisions which will adjust the future minimum rental payments for changes in the Consumer Price Index ("CPI"). For these leases the Partnership has included the base rent, before any CPI changes, as the future minimum rental payment.

        Years Ending December 31,
              (in thousands)

               1997                                  $   658
               1998                                      635
               1999                                      561
               2000                                      515
               2001                                      475
               Thereafter                                192

               Total                                 $ 3,036


NOTE G - PARTNER TAX INFORMATION

The following is a reconciliation between net income as reported in the Consolidated Financial Statements and federal taxable income allocated to the partners in the Partnership's tax return for the years ended December 31, 1996 and 1995 (in thousands, except unit data):

                                              1996               1995

Net income as reported                      $  436             $  428
Add (deduct) differences related to:
  Accumulated depreciation                     (12)               (12)
  Deferred revenue                              (6)                12
  Accrued expenses                               1                 --
  Deferred charges and other assets              6                  5

Federal taxable income                      $  425             $  433

Federal taxable income
  per limited partnership unit              $12.91             $13.14


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1996 (in thousands):

          Net assets as reported                     $6,532
          Differences in basis of assets
           and liabilities:
             Accumulated depreciation                    (4)
             Deferred revenue and other
              liabilities                               (17)
             Accrued expenses                             6
             Deferred charges and other assets          (15)
             Syndication costs                        1,194
          Net assets - tax basis                     $7,696

NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)
                                        Initial Cost
                                        To Partnership

                                                Buildings        Cost
                                               and Related    Capitalized
                                                Personal     Subsequent to
Description                        Land         Property      Acquisition

Keebler Distribution Center-VA  $  260          $1,625        $  129

Keebler Distribution Center-SC     172           1,794           137

Corinth Square                     400           1,410           241
                                                                 (59)

Covington Pike                     194             837            --


     Totals                     $1,026          $5,666        $  448


                      Gross Amount At Which Carried
                          At December 31, 1996
                              Buildings
                             And Related
                              Personal             Accumulated    Date of       Date    Depreciable
Description            Land   Property    Total   Depreciation  Construction  Acquired  Life-Years
Keebler Distribution
Center, Va            $ 260   $ 1,754   $ 2,014   $   269           1987      08/01/91   31.5-40

Keebler Distribution
Center, SC              172      1,931     2,103       259          1986      04/01/92   31.5-40

Corinth Square          400      1,592     1,992       265          1970      10/01/90     7-40

Covington Pike          194        837     1,031       134          1992      01/01/93      25

Totals               $1,026    $ 6,114   $ 7,140    $  927


Reconciliation of "Investment Properties and Accumulated Depreciation"

                                                Years Ended December 31,
                                                 1996             1995
Investment Properties
Balance at beginning of year                    $7,125           $7,091
   Property improvements                            74               34
   Disposal of property                            (59)              --
Balance at end of Year                          $7,140           $7,125

Accumulated Depreciation
Balance at beginning of year                    $  750           $  565
   Depreciation expense                            186              185
   Disposal of property                             (9)              --
Balance at end of year                          $  927           $  750

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996, is $7,140,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996, is $932,000.


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

  The names of the directors and executive officers of United Investors Real Estate, Inc. ("UIRE"), the Partnership's General Partner, as of December 31, 1996, their ages and the nature of all positions with UIRE, presently held by them are set forth below. There are no family relationships between or among any officers or directors.

       Name                         Age                Position
      Carroll D. Vinson             56                President, Director

      William H. Jarrard, Jr.       50                Vice President

      Robert D. Long, Jr.           29                Controller, Principal
                                                      Accounting Officer

      John K. Lines                 37                Secretary

      Kelley M. Buechler            39                Assistant Secretary



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

     William H. Jarrard, Jr. has been Vice President of UIRE since December 1992 and Managing Director - Partnership Administration of Insignia since 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management for Insignia from July 1994 until January 1996.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 1997, no person was known by the Registrant to be the beneficial owner of more than five percent of the outstanding Units of the Registrant.

      As of March 1997, no Units were owned by the General Partner or any of its officers and directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to the Agreement of Limited Partnership of the Registrant, the General Partner was allocated approximately $4,000 of the Registrant's 1996 income and $4,000 of the Registrant's 1995 income. During 1996 and 1995, the General Partner received distributions of approximately $6,000 and $5,000, respectively. For a description of the distributions and the allocation of income and loss to which the General Partner is entitled, reference is made to "Note D" of the Notes to Consolidated Financial Statements included in "Item 7" of this report.

      The Registrant has property management agreements with affiliates of Insignia pursuant to which such affiliates have assumed direct responsibility for day-to-day management of three of the four properties owned by the Registrant. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, and payment of operating expenses, etc. Insignia affiliates receive property management fees equal to 6% of commercial revenues. During the years ended December 31, 1996 and 1995, affiliates of Insignia received approximately $31,000 and $30,000 of fees for property management, respectively.

      Pursuant to Section 9(e) of the Registrant's Agreement of Limited Partnership, the General Partner may be reimbursed by the Registrant for certain of its administrative costs. The Partnership shall reimburse the General Partner or its affiliates the actual cost of goods, materials, and services obtained from unaffiliated parties. Administrative services performed by the General Partner or its affiliates shall be reimbursed at cost; provided, however, that the amounts charged do not exceed the lesser of (1) the actual cost of such services, or (2) 90% of the amount which the Partnership would be required to pay to an independent party for comparable services in the same geographic location. During the years ended December 31, 1996 and 1995, affiliates of Insignia received $32,000 and $30,000, respectively, of such reimbursements.

      For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see "Note E" of the Notes to Consolidated Financial Statements included as part of this report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  See Exhibit Index contained herein.

     (b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1996:

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




                                      UNITED INVESTORS INCOME PROPERTIES II
                                      (A Missouri Limited Partnership)

                                      By:   United Investors Real Estate, Inc.,
                                            a Delaware Corporation, its General
                                            Partner

                                      By:   /s/ Carroll D. Vinson
                                            Carroll D. Vinson
                                            President


                                      Date: March 27, 1997


      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.




/s/ Carroll D. Vinson             President                  March 27, 1997
Carroll D. Vinson

/s/ Robert D. Long, Jr.           Controller and Principal   March 27, 1997
Robert D. Long, Jr.               Accounting Officer

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

10.1.1Form of Amendment to Escrow Agreement; incorporated by reference to
      Exhibit 10.1.1 to Amendment No. 6 to Registrant's Registration Statement previously filed on February 14, 1992.

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