Form 10QSB
period 1997-03-31
UNITED INVESTORS INCOME PROPERTIES II
filed 1997-05-15
CIK 862028

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


                For the quarterly period ended March 31, 1997


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT

                For the transition period.........to.........

                        Commission file number 0-19243


                    UNITED INVESTORS INCOME PROPERTIES II
      (Exact name of small business issuer as specified in its charter)


          Missouri                                            43-1542903
                                       1
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
   Greenville, South Carolina                                   29602
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

                                March 31, 1997



Assets
  Cash:
     Unrestricted                                                    $   911
     Restricted-tenant security deposits                                   5
  Accounts receivable, net of allowance of $10                            21
  Escrows for taxes                                                       22
  Other assets                                                            40
  Investment properties
     Land                                             $ 1,026
     Buildings and related personal property            6,117
                                                        7,143
     Less accumulated depreciation                       (975)         6,168


                                                                     $ 7,167

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                   $     8
  Tenant security deposits                                                11
  Accrued taxes                                                           40
  Other liabilities                                                       15

Minority interest                                                        587

Partners' Capital (Deficit)
  General partner                                     $    (3)
  Limited partners (32,601
     units issued and outstanding)                      6,509          6,506
                                                                     $ 7,167

          See Accompanying Notes to Consolidated Financial Statements


b)                     UNITED INVESTORS INCOME PROPERTIES II

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)


                                                    Three Months Ended
                                                         March 31,
                                                    1997           1996

Revenues:
  Rental income                                    $ 270          $ 271
  Other income                                        16             19
       Total revenues                                286            290

Expenses:
  Operating                                           50             51
  General and administrative                          16             18
  Maintenance                                         11             13
  Depreciation                                        48             47
  Property taxes                                      18             16
       Total expenses                                143            145

Minority interest in net                             (28)           (32)
  income of joint ventures

  Net income                                       $ 115          $ 113

Net income allocated to general partner (1%)       $   1          $   1
Net income allocated to limited partners (99%)       114            112

                                                   $ 115          $ 113


Net income per limited partnership unit            $3.50          $3.44

          See Accompanying Notes to Consolidated Financial Statements


c)                     UNITED INVESTORS INCOME PROPERTIES II

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)
                          (in thousands, except unit data)


                                    Limited
                                  Partnership General     Limited
                                      Units   Partner     Partners     Total

Original capital contributions       32,601   $    --    $   8,150    $ 8,150
Partners' capital (deficit)
  at December 31, 1996               32,601   $    (3)   $   6,535    $ 6,532
Partners' distributions                            (1)        (140)      (141)
Net income for the three months
  ended March 31, 1997                              1          114        115
Partners' capital (deficit)
  at March 31, 1997                  32,601   $    (3)   $   6,509    $ 6,506

          See Accompanying Notes to Consolidated Financial Statements


d)                     UNITED INVESTORS INCOME PROPERTIES II

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                      Three Months Ended
                                                           March 31,
                                                       1997         1996

Cash flows from operating activities:
  Net income                                          $ 115        $ 113
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Minority interest in net income of
      joint ventures                                     28           32
    Depreciation                                         48           47
    Amortization of lease commissions                     1            1
    Change in accounts:
      Accounts receivable                                 4           (2)
      Escrow for taxes                                   --           (9)
      Other assets                                        5            1
      Accounts payable                                   (6)           3
      Accrued taxes                                      18           16
      Other liabilities                                  --            1

         Net cash provided by operating activities      213          203

Cash flows from investing activities:
  Property improvements and replacements                 (3)          --

         Net cash used in investing activities           (3)          --

Cash flows from financing activities:
  Distributions to minority interests                   (72)         (25)
  Partners' distributions                              (141)        (141)

         Net cash used in financing activities         (213)        (166)

Net (decrease) increase in cash                          (3)          37

Cash at beginning of period                             914          889

Cash at end of period                                 $ 911        $ 926


          See Accompanying Notes to Consolidated Financial Statements


e)                    UNITED INVESTORS INCOME PROPERTIES II

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Income Properties II (the Partnership), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (United Investor Real Estate, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


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

NOTE D - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the General Partner for the three months ended March 31, 1997 and 1996 (in thousands):

                                                    1997            1996

Property management fees                            $12             $13
Reimbursement for services of affiliates              8               8


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two distribution centers, an office building, and a mini-storage facility. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1997 and 1996:


                                              Average Occupancy
Property                                    1997             1996

Keebler Distribution Center
  Chesapeake, Virginia                      100%             100%

Keebler Distribution Center
  Columbia, South Carolina                  100%             100%

Corinth Square Professional Building
  Prairie Village, Kansas                    80%              80%

U-Stor Covington Pike Mini-warehouse
  Memphis, Tennessee                         99%             100%


The Keebler Company vacated the Columbia, South Carolina facility in January of 1996 and vacated the Chesapeake, Virginia facility in August of 1996. The Keebler Company has indicated its intentions to honor its financial obligations under the respective leases. Keebler is obligated to continue paying rent on the vacated space through the years 2001 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia). Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The tenant has thus far paid the scheduled rental payments on the vacated facilities. In addition, Keebler, with approval from the Partnership, entered into a sub-lease agreement for the Columbia, South Carolina facility. The tenant is obligated to pay rent to Keebler through December 31, 2000.

The Partnership realized net income of $115,000 for the three months ended March 31, 1997, compared to net income of $113,000 for the corresponding period of 1996. Net income for the three months ended March 31, 1997 is comparable to the corresponding period of 1996. The minority interest in net income of the joint ventures increased in the first quarter of 1997 due to a decrease in net income at Corinth Square Professional Building offset by an increase in net income at Covington Pike Mini-Warehouse.

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

At March 31, 1997, the Partnership held unrestricted cash of $911,000 compared to $926,000 at March 31, 1996. The increase in net cash provided by operating activities is attributable to a decrease in deposits to tax escrows. Net cash used in financing activities decreased due to greater distributions to minority interest joint venturers.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of $141,000 were made during the first quarter of 1997 and 1996.


                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibit 27 - Financial Data Schedule

        b)  Reports on Form 8-K:

            None filed during the quarter ended March 31, 1997.


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



                         UNITED INVESTORS INCOME PROPERTIES II
                         (A Missouri Limited Partnership)

                        By:   United Investors Real Estate, Inc.,  a
                              Delaware corporation, its General Partner



                         By:  /s/ Carroll D. Vinson
                              Carroll D. Vinson
                              President




                         By:  /s/ Robert D. Long, Jr.
                              Robert D. Long, Jr.
                              Vice President/CAO


                         Date:        May 15, 1997