Form 10QSB
period 1997-06-30
UNITED INVESTORS INCOME PROPERTIES II
filed 1997-08-12
CIK 862028

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from.........to.........

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


                                (864) 239-1000
                         (Issuer's telephone number)


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

                                June 30, 1997

Assets
  Cash and cash equivalents:
     Unrestricted                                                 $  928
     Restricted-tenant security deposits                               5
  Accounts receivable, net of $10 allowance                           12
  Escrow for taxes                                                    23
  Other assets                                                        38
  Investment properties:
     Land                                          $ 1,026
     Buildings and related personal property         6,117
                                                     7,143
     Less accumulated depreciation                  (1,022)        6,121

                                                                  $7,127

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                $    8
  Tenant security deposits                                            11
  Accrued taxes                                                       36
  Other liabilities                                                   21

Minority interest                                                    577

Partners' Capital (Deficit)
  General partner's                                $   (4)
  Limited partners' (32,601 units
   issued and outstanding)                          6,478          6,474

                                                                  $7,127

          See Accompanying Notes to Consolidated Financial Statements


b)                    UNITED INVESTORS INCOME PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                         (in thousands, except unit data)


                                    Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                     1997         1996      1997         1996
Revenues:
  Rental income                     $  269       $ 283      $  539       $ 554
  Other income                          15          18          31          37
       Total revenues                  284         301         570         591

Expenses:
  Operating                             43          50          93         101
  General and administrative            18          15          34          33
  Maintenance                           17          16          28          29
  Depreciation                          47          46          95          93
  Property taxes                        18          16          36          32
       Total expenses                  143         143         286         288

Minority interest in net
  income of joint ventures             (27)        (32)        (55)        (64)

Net income                          $  114       $ 126      $  229       $ 239

Net income allocated to
  general partner (1%)              $    1       $   1      $    2       $   2
Net income allocated to
  limited partners (99%)               113         125         227         237
                                    $  114       $ 126      $  229       $ 239
Net income per limited
  partnership unit                  $ 3.47       $3.83      $ 6.96       $7.27

          See Accompanying Notes to Consolidated Financial Statements



c)                UNITED INVESTORS INCOME PROPERTIES II

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                               (Unaudited)
                     (in thousands, except unit data)

                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners         Total
Original capital contributions       32,601      $    --      $  8,150      $  8,150

Partners' (deficit) capital at
  December 31, 1996                  32,601      $    (3)     $  6,535      $  6,532

Partners' distributions                  --           (3)         (284)         (287)

Net income for the six months
  ended June 30, 1997                    --            2           227           229

Partners' (deficit) capital
  at June 30, 1997                   32,601      $    (4)     $  6,478      $  6,474

          See Accompanying Notes to Consolidated Financial Statements

d)                    UNITED INVESTORS INCOME PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                                 Six Months Ended
                                                                     June 30,
                                                                1997           1996
Cash flows from operating activities:
  Net income                                                   $ 229          $ 239
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Minority interest in net income of
      joint ventures                                              55             64
    Depreciation                                                  95             93
    Amortization of lease commissions                              2              2
    Change in accounts:
      Accounts receivable                                         13             (6)
      Escrow for taxes                                            (1)           (18)
      Other assets                                                 6              2
      Accounts payable                                            (6)             3
      Accrued taxes                                               14             14
      Other liabilities                                            6             25

         Net cash provided by operating activities               413            418

Cash flows from investing activities:
  Property improvements and replacements                          (3)            --

         Net cash used in investing activities                    (3)            --

Cash flows from financing activities:
  Distributions to minority interests                           (109)           (52)
  Partners' distributions                                       (287)          (285)

         Net cash used in financing activities                  (396)          (337)

Net increase in unrestricted cash and cash equivalents            14             81

Unrestricted cash and cash equivalents at beginning
  of period                                                      914            889

Unrestricted cash and cash equivalents at end of period        $ 928          $ 970

          See Accompanying Notes to Consolidated Financial Statements

e)                  UNITED INVESTORS INCOME PROPERTIES II

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Income Properties II (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

The General Partner's ability to honor its purchase obligation will depend upon its ability to raise sufficient funds. As of the date of this Report, the General Partner does not have sufficient funds to honor its purchase obligation and it has not received any commitment or other indication that it will obtain sufficient funds to honor this obligation. Accordingly there can be no assurance that sufficient funds will be available to enable the General Partner to honor its purchase obligation.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner for each of the six month periods ended June 30, 1997 and 1996 (in thousands):

                                                            1997      1996
  Property management fees (included in operating
    expenses)                                               $ 15      $ 15
  Reimbursement for services of affiliates
    (included in general and administrative expenses)         16        16

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two distribution centers, an office building, and a mini-storage facility. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1997 and 1996:


                                             Average Occupancy
Property                                     1997         1996
Keebler Distribution Center
  Chesapeake, Virginia                         0%         100%
Keebler Distribution Center
  Columbia, South Carolina                   100%          17%
Corinth Square Professional Building
  Prairie Village, Kansas                     80%          80%
U-Stor Covington Pike Mini-warehouse
  Memphis Tennessee                           99%          99%

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

The Partnership realized net income of approximately $229,000 for the six months ended June 30, 1997, compared to approximately $239,000 for the six months ended June 30, 1996. The Partnership realized net income of approximately $114,000 for the three months ended June 30, 1997, compared to approximately $126,000 for the three months ended June 30, 1996. The decrease in net income is primarily related to the decrease in rental revenues at Corinth Square. The decrease in rental revenue resulted from a reduction in tenant reimbursements. The decrease in tenant reimbursements is attributable to fewer operating expenses at Corinth Square due to a decrease in salary expenses at the property. Also contributing to the decrease in net income is a decrease in other income, specifically associated with fewer late charges at Corinth Square in 1997. The minority interest in net income of the joint ventures decreased in the first six months of 1997 due to a decrease in income at Corinth Square as discussed above.
During the six month periods ended June 30, 1997 and 1996, the Partnership did not have any expenditures for major repairs and maintenance.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan. As discussed above, occupancy at the Keebler distribution centers have fluctuated in 1997. However, Keebler is continuing to pay rent on these vacated spaces and is obligated to continue paying rent through the years 2001 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia).

At June 30, 1997, the Partnership held unrestricted cash and cash equivalents of $928,000 compared to $970,000 at June 30, 1996. Net cash provided by operating activities and net cash used in investing activities for the six months ended June 30, 1997 were comparable with the corresponding period in 1996. Net cash used in financing activities decreased due to greater distributions to minority interest joint venturers in 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of $287,000 and $285,000 were made during the first six months of 1997 and 1996, respectively. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of reserves.


                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibit 27 - Financial Data Schedule, is filed as an exhibit to this report.

       b)  Reports on Form 8-K:

           None filed during the quarter ended June 30, 1997.


                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         UNITED INVESTORS INCOME PROPERTIES II

                         By:  United Investors Real Estate, Inc.,
                              Its General Partner


                         By:  /s/ Carroll D. Vinson
                              Carroll D. Vinson
                              President


                         By:  /s/ Robert D. Long, Jr.
                              Robert D. Long, Jr.
                              Vice President/CAO



                         Date: August 12, 1997