Form 10QSB
period 1997-09-30
UNITED INVESTORS INCOME PROPERTIES II
filed 1997-11-13
CIK 862028

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT
                         UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

                              September 30, 1997

Assets
  Cash and cash equivalents:
     Unrestricted                                                $   935
     Restricted-tenant security deposits                               5
  Accounts receivable, net of $11 allowance                           10
  Escrow for taxes                                                    34
  Other assets                                                        36
  Investment properties:
     Land                                         $  1,026
     Buildings and related personal property         6,119
                                                     7,145
     Less accumulated depreciation                  (1,070)        6,075

                                                                 $ 7,095

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                               $     2
  Tenant security deposits                                            11
  Accrued taxes                                                       41
  Other liabilities                                                   27

Minority interest                                                    572

Partners' Capital (Deficit)
  General partner's                               $     (4)
  Limited partners' (32,601 units
   issued and outstanding)                           6,446         6,442
                                                                $  7,095

          See Accompanying Notes to Consolidated Financial Statements



b)                    UNITED INVESTORS INCOME PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                         (in thousands, except unit data)

                                    Three Months Ended          Nine Months Ended
                                       September 30,              September 30,
                                    1997          1996          1997          1996
Revenues:
  Rental income                    $  280       $  273         $  819        $  827
  Other income                         16           14             47            51
       Total revenues                 296          287            866           878

Expenses:
  Operating                            54           54            147           155
  General and administrative           20           15             54            48
  Maintenance                          22           12             50            41
  Depreciation                         47           47            142           140
  Property taxes                       18           15             54            47
       Total expenses                 161          143            447           431

Minority interest in net
  income of joint ventures            (26)         (29)           (81)          (93)

Net income                         $  109       $  115         $  338        $  354

Net income allocated to
  general partner (1%)             $    1       $    1         $    3        $    4
Net income allocated to
  limited partners (99%)              108          114            335           350
                                   $  109       $  115         $  338        $  354
Net income per limited
  partnership unit                 $ 3.31       $ 3.50         $10.28        $10.74

          See Accompanying Notes to Consolidated Financial Statements

c)                   UNITED INVESTORS INCOME PROPERTIES II
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner's    Partners'        Total
Original capital contributions       32,601      $    --     $   8,150      $   8,150

Partners' (deficit) capital at
  December 31, 1996                  32,601      $    (3)    $   6,535      $   6,532

Partners' distributions                  --           (4)         (424)          (428)

Net income for the nine months
  ended September 30, 1997               --            3           335            338

Partners' (deficit) capital
  at September 30, 1997              32,601      $    (4)    $   6,446       $  6,442

          See Accompanying Notes to Consolidated Financial Statements

d)                    UNITED INVESTORS INCOME PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                                Nine Months Ended
                                                                   September 30,
                                                                1997           1996
Cash flows from operating activities:
  Net income                                                    $ 338          $ 354
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Minority interest in net income of
      joint ventures                                               81             93
    Depreciation                                                  142            140
    Amortization of lease commissions                               2              2
    Change in accounts:
      Accounts receivable                                          15             (2)
      Escrow for taxes                                            (12)           (21)
      Other assets                                                  9             (2)
      Accounts payable                                            (12)             1
      Accrued taxes                                                19             10
      Other liabilities                                            12             12

         Net cash provided by operating activities                594            587

Cash flows from investing activities:
  Property improvements and replacements                           (5)            --

         Net cash used in investing activities                     (5)            --

Cash flows from financing activities:
  Distributions to minority interests                            (140)           (79)
  Partners' distributions                                        (428)          (426)

         Net cash used in financing activities                   (568)          (505)

Net increase in unrestricted cash and cash equivalents             21             82

Unrestricted cash and cash equivalents at beginning
  of period                                                       914            889

Unrestricted cash and cash equivalents at end of period         $ 935          $ 971

          See Accompanying Notes to Consolidated Financial Statements

e)                  UNITED INVESTORS INCOME PROPERTIES II

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Income Properties II (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

NOTE C - REPURCHASE OF UNITS

The Partnership's partnership agreement contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date and become a limited partner with respect to such units. Any Limited Partner desiring to sell all or any of his Units to the General Partner was required to submit a written request to the General Partner beginning 30 days prior to the fifth anniversary date. As of the date of this report, the fifth anniversary date had passed. The General Partner was unable to honor its purchase obligation due to its inability to raise sufficient funds.


NOTE D - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner for each of the nine month periods ended September 30, 1997 and 1996 (in thousands):

                                                            1997       1996
  Property management fees (included in operating
    expenses)                                               $ 23       $ 23
  Reimbursement for services of affiliates
    (included in general and administrative expenses)         29         24

For the period of January 1, 1996 to August 31, 1997, the Partnership insured Corinth Square under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two distribution centers, an office building, and a mini-storage facility. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1997 and 1996:


                                                      Average
                                                     Occupancy
Property                                         1997            1996

Keebler Distribution Center
  Chesapeake, Virginia                             0%             89%

Keebler Distribution Center
  Columbia, South Carolina                       100%             44%

Corinth Square Professional Building
  Prairie Village, Kansas                         80%             80%

U-Stor Covington Pike Mini-warehouse
  Memphis Tennessee                               99%             99%

The Keebler Company vacated the Columbia, South Carolina facility in January of 1996 and Keebler also vacated the Chesapeake, Virginia facility in August, 1996. The Keebler Company has indicated its intentions to honor its financial obligations. Keebler is obligated to continue paying rent on the vacated spaces through the years 2001 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia). Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The tenant has thus far paid the scheduled rental payments on the vacated facilities. In addition, Keebler, with approval from the Partnership, entered into a sub-lease agreement effective July 1, 1996, for the Columbia, South Carolina facility. The tenant is obligated to pay rent to Keebler through December 31, 2000.

The Partnership realized net income of approximately $338,000 for the nine months ended September 30, 1997, compared to approximately $354,000 for the nine months ended September 30, 1996. The Partnership realized net income of approximately $109,000 for the three months ended September 30, 1997, compared to approximately $115,000 for the three months ended September 30, 1996. The decrease in net income for the nine month period is primarily related to the decrease in rental revenues at Corinth Square. The decrease in rental revenue resulted from a reduction in tenant reimbursements. The decrease in tenant reimbursements is primarily attributable to fewer operating expenses at Corinth Square due to a decrease in salary expenses. Also contributing to the decrease in net income is an increase in maintenance expenses associated with increased trash removal expense and a new security system at Covington Pike. The minority interest in net income of the joint ventures decreased due to decreases in income at Corinth Square and Covington Pike as discussed above. During the nine months ended September 30, 1997 and 1996, the Partnership did not have any expenditures for major repairs and maintenance.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan. As discussed above, occupancy at the Keebler distribution centers had fluctuated in 1996 and 1997. However, Keebler is continuing to pay rent on these vacated spaces and is obligated to continue paying rent through the years 2001 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia).

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of $935,000 compared to $971,000 at September 30, 1996. Net cash provided by operating activities increased primarily due to the decrease in the balances of accounts receivable and other assets. Net cash used in investing activities increased due to increased property improvements and replacements in 1997. Net cash used in financing activities increased primarily due to greater distributions to minority interest joint venturers in 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of $428,000 and $426,000 were made during the first nine months of 1997 and 1996, respectively. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of reserves.



                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibit 27 - Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended September 30, 1997.


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


                         Date: November 13, 1997