Form 10KSB
period 1997-12-31
UNITED INVESTORS INCOME PROPERTIES II
filed 1998-03-31
CIK 862028

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $499,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days: Market value information for the registrant's partnership interests is not available. Should a trading market develop for these interests, it is the general partner's belief that the aggregate value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated May 17, 1990 (included in Registration Statement, No. 33-33965 of Registrant) are incorporated by reference into Parts I and III.


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

United Investors Income Properties II (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri pursuant to a Certificate of Limited Partnership filed on March 20, 1990, with the Missouri Secretary of State. The Partnership is governed by an Agreement of Limited Partnership dated September 24, 1990. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner") of the Partnership. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP"), which was, prior to February 25, 1998, wholly-owned by Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The Partnership is engaged in the business of acquiring and operating multifamily residential and commercial properties and other income producing real estate. The Partnership has acquired a 65% interest in a joint venture which owns a professional office building (Corinth Square), a fee simple interest in two commercial distribution facilities, and a 55% interest in a joint venture which owns a mini-warehouse (Covington Pike). These properties are further described in "Item 2. Description of Properties" below.

Commencing on or about May 17, 1990, the Partnership began offering through United Investors Equity Services, Inc., a former affiliate of the Partnership (the "Selling Agent"), up to a maximum of 80,000 Units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). Limited partners (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 33-33965, which Registration Statement was declared effective on May 17, 1990. The offering was extended beyond the initial termination date of May 17, 1992. On October 26, 1992, the General Partner terminated the extended offering period. Upon termination of the offering, the Partnership had accepted subscriptions for 32,601 Units resulting in Gross Offering Proceeds of $8,150,250.

The real estate business is highly competitive. The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Partnership.

The Partnership has no employees. Management and administrative services for the commercial properties are performed by an affiliate of Insignia. An unaffiliated entity, U-Store Management Corporation, performs management and administrative services for Covington Pike. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12. Certain Relationships and Related Transactions", which descriptions are herein incorporated by reference.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                              Date of
Investment Properties        Purchase    Type of Ownership(1)        Use

Keebler Distribution Center  08/01/91    Fee simple               Distribution
  Chesapeake, Virginia                                            facility -
                                                                  32,000 sq.ft.

Keebler Distribution Center  04/01/92    Fee simple               Distribution
  Columbia, South Carolina                                        facility -
                                                                  39,000 sq.ft.
Joint Venture Properties
Corinth Square Professional  10/01/90    Joint Venture; Partner-  Medical office
  Building                               ship owns a 65% interest building -
  Prairie Village, Kansas                                         23,000
                                                                  sq. ft.

Covington Pike               01/01/93    Joint Venture; Partner-  Mini-storage
  Memphis, Tennessee                     ship owns a 55% interest facility -
                                                                  452 units

(1) None of the Partnership's properties are encumbered by mortgage financing.


SCHEDULE OF PROPERTIES (IN THOUSANDS):

                                 Gross
                                Carrying Accumulated   Useful           Federal
Investment Properties            Value   Depreciation Life (1) Method  Tax Basis

Keebler Distribution Center-VA  $2,014    $  319      31.5-40    S/L    $ 1,667
Keebler Distribution Center-SC   2,103       321      31.5-40    S/L      1,758
  Total                         $4,117    $  640                        $ 3,425

(1)  See "Note B" of the Notes to Financial Statements included in
     "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.


Joint Venture Properties (2)
Corinth Square Professional
  Building                    $2,007     $  315    7-40      S/L       $ 1,709

Covington Pike                 1,031        167     25       S/L           900

(2) Information for the Joint Venture Properties is shown at the Joint Ventures' basis. The Partnership owns a 65% interest in Corinth Square Professional Building and a 55% interest in Covington Pike.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                   Average Annual             Average Annual
                                    Rental Rates                Occupancy
                               1997            1996           1997      1996
Investment Properties
Keebler - Virginia         $ 7.16/sq.ft.  $ 6.94/sq.ft.         0%        67%
Keebler - South Carolina   $ 6.22/sq.ft.  $ 5.98/sq.ft.       100%        58%

Joint Venture Properties
Corinth Square             $14.76/sq.ft.  $13.86/sq.ft.        80%        80%
Covington Pike            $667/unit       $665/unit            99%        99%


The Keebler Company vacated the Columbia, South Carolina, facility in January of 1996 and the Chesapeake, Virginia, facility in August 1996. The Keebler Company has indicated its intentions to honor its financial obligations to the Partnership. Keebler is obligated to continue paying rent on the vacated space through the years 2000 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia). Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The tenant has thus far paid the scheduled rental payments on the vacated facilities. In addition, Keebler, with approval from the Partnership, entered into a sub-lease agreement effective July 1, 1996 for the Columbia, South Carolina facility. The tenant is obligated to pay rent to Keebler through December 31, 2000.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the localities in which they operate. The General Partner believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations at Corinth Square for the years 1998-2007:

                      Number of                                  % of Gross
                     Expirations   Square Feet    Annual Rent    Annual Rent
                                                 (in thousands)
1998                      3           4,605           $ 60        23.0%
1999                      4           6,867            104        40.0%
2000                      1           1,396             18         7.0%
2001                      2           2,022             30        11.7%
2002-2007                 0             --              --          --

The following schedule reflects information on tenants leasing 10% or more of the leasable square footage for each property:

                       Nature of      Square     Annual Rent Per      Lease
                       Business       Footage      Square Foot      Expiration
                                      Leased
Keebler - Virginia
                     Distribution     32,000          $ 7.16        10/31/02
                     Facility
Keebler - South
   Carolina
                     Distribution     39,000          $ 6.22        12/31/00
                     Facility
Corinth Square
                     Doctor's Office   3,007          $12.35         4/30/98
                     Doctor's Office   2,318          $10.53         5/31/99

SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:

Investment Properties           1997 Taxes        1997 Rate

Keebler - Virginia                $17              1.28%
Keebler - South Carolina           17              1.63%

The tenants of the Keebler Distribution Centers are responsible for paying the real estate taxes on their respective properties.

                                              1997         1997
                                             Taxes         Rate
Joint Venture Properties

Corinth Square Professional Building         $ 44        2.86%

Covington Pike                                 25        6.34%


ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending and outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, operations or cash flow of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1997, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1997, the number of holders of record of Limited Partnership Units was 785. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

The Partnership made distributions of cash generated from operations of approximately $569,000 and $567,000 during the years ended December 31, 1997 and 1996, respectively. A distribution of funds from operations of approximately $141,000 was declared and paid in the first quarter of 1998. Future distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income for the year ended December 31, 1997 of approximately $451,000 compared to net income for the year ended December 31, 1996 of approximately $436,000. All revenues and expenses remained stable. The Partnership's 1996 financial statements have been restated to change the method of accounting for its joint venture investments from consolidation to the equity method. This change affects only the presentation and does not affect net income nor distributions received from those joint ventures.

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

Liquidity and Capital Resources

Exclusive of cash held by the Joint Ventures, at December 31, 1997, the Partnership had cash and cash equivalents of approximately $834,000 compared to approximately $699,000 at December 31, 1996. The net increase in cash and cash equivalents for the year ended December 31, 1997 was $135,000 compared to a net decrease of $29,000 for the year ended December 31, 1996. Net cash provided by operating activities increased primarily due to an increase in accrued liabilities due to the timing of payments. Net cash provided by investing activities increased due to higher distributions from the joint venture properties during 1997 than in 1996. Net cash used in financing activities remained constant.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of $569,000 and $567,000 were made during the years ended December 31, 1997 and 1996, respectively. A distribution of approximately $141,000 was declared and paid in the first quarter of 1998. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves.

The Keebler Company vacated the Columbia, South Carolina, facility in January of 1996 and the Chesapeake, Virginia facility in August, 1996. The Keebler Company has indicated its intentions to honor its financial obligations. Keebler is obligated to continue paying rent on the vacated space through the years 2000 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia). Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The tenant has thus far paid the scheduled rental payments on the vacated facilities. In addition, Keebler, with approval from the Partnership, entered into a sub-lease agreement effective July 1, 1996, for the Columbia, South Carolina, facility. The sub-lease tenant is obligated to pay rent to Keebler through December 31, 2000.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.   FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES II

LIST OF FINANCIAL STATEMENTS


           Independent Auditors' Report

           Balance Sheet -- December 31, 1997

           Statements of Operations -- Years ended December 31, 1997
           and 1996

           Statement of Changes in Partners' Capital (Deficit) -- Years ended December 31, 1997 and 1996

           Statements of Cash Flows -- Years ended December 31, 1997
           and 1996

           Notes to Financial Statements









INDEPENDENT AUDITORS' REPORT

The Partners
United Investors Income Properties II
(A Missouri Limited Partnership)

We have audited the accompanying balance sheet of United Investors Income Properties II (A Missouri Limited Partnership) ("the Partnership") as of December 31, 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note A, the accompanying 1996 financial statements have been restated to account for the Partnership's investment in certain joint ventures using the equity method of accounting. Previously, the Partnership financial statements included these joint ventures on a fully consolidated basis.

DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 17, 1998
(except for Note J, as to which the date is March 17, 1998)

                     UNITED INVESTORS INCOME PROPERTIES II

                                 BALANCE SHEET

                               December 31, 1997
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                            $  834
  Other assets                                                              3
  Investment in joint ventures (Notes A, C, and D)                      2,123
  Investment properties (Notes B and I):
    Land                                                  $  432
    Buildings and related personal property                3,685
                                                           4,117
    Less accumulated depreciation                           (640)       3,477
                                                                       $6,437
Liabilities and Partners' Capital (Deficit)
Liabilities
 Accrued liabilities                                                  $   23
Partners' Capital (Deficit) (Note E)
  General partner's                                       $   (4)
  Limited partners' (32,601 units issued and
     outstanding)                                          6,418        6,414
                                                                       $6,437

                 See Accompanying Notes to Financial Statements


                     UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                    Years Ended December 31,
                                                       1997         1996
Revenues:
   Rental income                                     $   467        $   451
   Other income                                           32             30
       Total revenues                                    499            481
Expenses:

   Operating                                              12             11
   General and administrative                             66             66
   Depreciation                                          111            105
        Total expenses                                   189            182

Equity in net income of joint
     ventures (Notes A, C, and D)                        141            137

Net income                                           $   451        $   436

Net income allocated to general partner (1%)         $     5        $     4
Net income allocated to limited partners (99%)           446            432
                                                     $   451        $   436

Net income per limited partnership unit              $ 13.68        $ 13.25

Distributions per limited partner unit               $ 17.27        $ 17.21


                 See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES II

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership    General     Limited
                                    Units      Partner's    Partners'    Total

Original capital contribution       32,601    $     --    $    8,150   $  8,150

Partners' (deficit) capital at
  December 31, 1995                 32,601    $     (1)   $    6,664   $  6,663

Partners' distributions                 --          (6)         (561)      (567)

Net income for the year
  ended December 31, 1996               --           4           432        436

Partners' (deficit) capital at
  December 31, 1996                 32,601          (3)        6,535      6,532

Partners' distributions                 --          (6)         (563)      (569)

Net income for the year
  ended December 31, 1997               --           5           446        451

Partners' (deficit) capital at
  December 31, 1997                 32,601    $     (4)     $  6,418   $  6,414


                 See Accompanying Notes to Financial Statements


                    UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                        Years Ended December 31,
                                                           1997         1996
Cash flows from operating activities:
  Net income                                              $ 451        $ 436
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in net income of joint ventures                 (141)        (137)
    Depreciation                                            111          105
    Change in accounts:
      Receivables and deposits                                2           --
      Other assets                                            7            6
      Accrued liabilities                                    17            1
       Net cash provided by operating activities            447          411

Cash flows from investing activities:
  Distributions from joint venture                          257          127

       Net cash provided by investing activities            257          127

Cash flows from financing activities:
  Partners' distributions                                  (569)        (567)

        Net cash used in financing activities              (569)        (567)

Net increase (decrease) in cash and cash equivalents        135          (29)

Cash and cash equivalents at beginning of year              699          728

Cash and cash equivalents at end of year                  $ 834        $ 699

                  See Accompanying Notes to Financial Statements


                     UNITED INVESTORS INCOME PROPERTIES II
                         Notes to Financial Statements
                               December 31, 1997


NOTE A - CHANGE IN METHOD OF REPORTING THE OWNERSHIP OF JOINT VENTURES

United Investors Income Properties II (the "Partnership") owns a 65% interest in Corinth Square Professional Building ("Corinth") (see Note C) and a 55% interest in Covington Pike ("Covington") (see Note D) (collectively, "The Joint Ventures"). Through the third quarter of 1997, the Partnership reflected its interests in the Joint Ventures utilizing full consolidation whereby all the accounts of the Joint Ventures were included in the Partnership's financial statements, with intercompany accounts being eliminated. The minority partners' share of the Joint Ventures' assets and liabilities was reflected as a liability in the balance sheet of the Partnership. During the fourth quarter of 1997, management determined that the Partnership shares its authority over operating and financial decisions of the Joint Ventures with its venture partners and, accordingly, due to the absence of control, the Partnership began reflecting its interest in Corinth and Covington utilizing the equity method.
Under the equity method, the original investment is increased by advances to the Joint Ventures and by the Partnership's share of the earnings of the Joint Ventures. The investment is decreased by distributions from the Joint Ventures and by the Partnership's share of losses of the Joint Ventures.

The statements of operations and cash flows for the year ended December 31, 1996 have been restated to reflect this change. Additionally, certain reclassifications were made in the 1996 statement of operations to conform to the current year presentation. These changes had no effect on the net income of the Partnership, the net income per limited partnership unit, or on partners' capital (deficit).

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: United Investors Income Properties II, a Missouri Limited Partnership, was organized in March 1990, with the initial group of limited partners being admitted on September 24, 1990. Additional partners were admitted each month thereafter through October 1992.

The Partnership was formed to acquire and operate certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner") is the general partner. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT.

BASIS OF ACCOUNTING: The accompanying financial statements of the Partnership are prepared on the accrual basis whereby revenue is recorded as earned and costs and expenses are recorded as incurred.

CASH AND CASH EQUIVALENTS: The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

INCOME TAXES: For income tax purposes, the Partnership reports revenue and costs and expenses on the accrual method. No income tax provisions have been shown in the accompanying statements of operations since the partners are taxed individually.

INVESTMENT PROPERTIES: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation is computed using straight-line methods over estimated useful lives of thirty-one and one half to forty years for buildings and improvements and over the term of the lease for tenant improvements.

FAIR VALUE OF FINANCIAL INSTRUMENTS: "SFAS" No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

OTHER ASSETS: Included in other assets is deferred rental income which is amortized over the lives of the related leases.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE C - INVESTMENT IN CORINTH SQUARE

The Partnership owns a 65% interest in Corinth, a joint venture with United Investors Income Properties, an affiliated partnership, in which the General Partner is also the sole general partner. Corinth is accounted for using the equity method of accounting (see Note A).

The Partnership received distributions of approximately $133,000 in 1997 from Corinth. No distributions were received in 1996.

The condensed balance sheet of Corinth at December 31, 1997, is summarized as follows (in thousands):


  Assets
  Commercial properties, net                   $1,692
  Other assets                                    119
  Total                                        $1,811

  Liabilities and Partners' Capital
  Liabilities                                  $   42
  Partners' capital                             1,769
  Total                                        $1,811

Condensed statements of operations of Corinth for the years ended December 31, 1997 and 1996, are as follows (in thousands):


                           Years Ended December 31,
                              1997          1996

  Revenue                  $   355       $   369
  Costs and Expenses          (297)         (325)
  Net income               $    58       $    44


NOTE D - INVESTMENT IN COVINGTON PIKE

As of December 31, 1992, the Partnership had advanced $1,057,698 to the General Partner for the benefit of Covington, which was a joint venture between the General Partner and an unaffiliated party. On January 1, 1993, the General Partner assigned its interest in the joint venture to the Partnership with no additional consideration beyond the funds advanced as of December 31, 1992. The $1,057,698 consisted of land and building costs of approximately $1,031,000 and cash of $26,155. Capital contributed by the unaffiliated partner was $82. Covington is accounted for using the equity method of accounting (see Note A).

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

The Partnership received distributions of approximately $124,000 and $127,000 from Covington during 1997 and 1996, respectively.

The condensed balance sheet of Covington at December 31, 1997, is summarized as follows (in thousands):


  Assets
  Commercial properties, net                   $  864
  Other assets                                     67
  Total                                        $  931

  Liabilities and Partners' Capital
  Liabilities                                  $   67
  Partners' capital                               864
  Total                                        $  931


Condensed statements of operations of Covington for the years ended December 31, 1997 and 1996, are as follows (in thousands):


                           Years Ended December 31,
                               1997          1996
  Revenue                   $   320       $   316
  Costs and Expenses           (131)         (119)
  Net income                $   189       $   197


NOTE E - PARTNERS' CAPITAL (DEFICIT)

ALLOCATIONS OF PROFITS AND LOSSES - In accordance with the partnership agreement, all profits and losses are to be allocated 1% to the General Partner and 99% to the limited partners.

DISTRIBUTIONS - The Partnership allocates distributions 1% to the General Partner and 99% to the limited partners. On February 15, 1998, the Partnership paid a distribution to the partners of approximately $141,000.

NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner in 1997 and 1996 (in thousands):

                                                      1997           1996

     Property management fees (included in
      operating expenses)                             $ 9           $ 9
     Reimbursement for services of affiliates
      (included in general and administrative
      and operating expenses)                          34            32

NOTE G - OPERATING LEASES

Keebler Distribution Center - South Carolina and Keebler Distribution Center - Virginia are leased by a single tenant. The tenant vacated the South Carolina property in January 1996 and vacated the Virginia property in August 1996. The tenant is obligated under its leases through the years 2000 and 2002 on the South Carolina and Virginia properties, respectively. Should the tenant fail to honor its lease obligations, operating results would be adversely affected.
With the Partnership's approval, the South Carolina property was subleased to a different tenant starting in July 1996.

The future minimum rental payments to be received under the two Keebler Distribution Centers' operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, are set forth below. The leases have provisions which will adjust the future minimum rental payments for changes in the Consumer Price Index ("CPI") with minimum increases dictated by the leases. For these leases the Partnership has included the base rent adjusted for the required minimum increase, before any CPI changes, as the future minimum rental payment.

        Years Ending December 31,
          (in thousands)
               1998                          $   492
               1999                              512
               2000                              533
               2001                              271
               2002                              233
               Thereafter                          0

               Total                         $ 2,041


NOTE H - PARTNER TAX INFORMATION

The following is a reconciliation between net income as reported in the financial statements and federal taxable income allocated to the partners in the Partnership's tax return for the years ended December 31, 1997 and 1996 (in thousands, except unit data):

                                           1997            1996

Net income as reported                   $  451          $  436
Add (deduct) differences related to:
  Accumulated depreciation                   (6)            (12)
  Deferred revenue                           39              (6)
  Accrued expenses                           18               1
  Deferred charges and other assets         (25)              6
Federal taxable income                   $  477          $  425
Federal taxable income
  per limited partnership unit           $14.49          $12.91


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1997 (in thousands):

          Net assets as reported                       $6,414
          Differences in basis of assets
           and liabilities:
             Accumulated depreciation                     (10)
             Deferred revenue and other
              liabilities                                  22
             Accrued expenses                              24
             Deferred charges and other assets            (40)
             Syndication costs                          1,194
          Net assets - tax basis                       $7,604


NOTE I - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)
                                         Initial Cost
                                        To Partnership

                                                 Buildings      Net Cost
                                                and Related   Capitalized
                                                 Personal    Subsequent to
Description                          Land        Property     Acquisition

Keebler Distribution Center-VA    $  260         $1,625        $  129

Keebler Distribution Center-SC       172          1,794           137

     Totals                       $  432         $3,419        $  266


                     Gross Amount At Which Carried
                           At December 31, 1997
                              Buildings               Accum-
                              And Related             ulated    Date of    Date
                              Personal                epreci-   Constru-   Acqu-   Depreciable
Description            Land   Property       Total     ation     ction     ired    Life-Years
Keebler Distribution
Center, VA           $  260    $ 1,754     $ 2,014    $   319     1987   08/01/91    31.5-40

Keebler Distribution
Center, SC              172      1,931       2,103        321     1986   04/01/92  31.5-40

Totals               $  432    $ 3,685     $ 4,117     $  640

Reconciliation of "Investment Properties and Accumulated Depreciation"

                                                Years Ended December 31,
                                                 1997             1996
Investment Properties
Balance at beginning of year                    $4,117          $4,117
   Property improvements                            --              --
Balance at end of Year                          $4,117          $4,117

Accumulated Depreciation
Balance at beginning of year                    $  529          $  424
   Depreciation expense                            111             105
Balance at end of year                          $  640          $  529

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997, is $4,117,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997, is $692,000.

NOTE J - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Deloitte & Touche LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                      PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no officers or directors. United Investor Real Estate, Inc. ("UIRE" or the "General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP"), which is wholly owned by Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly owned subsidiary of IPT.

The names of the directors and executive officers UIRE, their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                                Age                  Position

Carroll D. Vinson                   57                   President and Director

Robert D. Long, Jr.                 30                   Vice President and
                                                         Chief Accounting
                                                         Officer

William H. Jarrard, Jr.             51                   Vice President

Daniel M. LeBey                     32                   Secretary

Kelley M. Buechler                  40                   Assistant Secretary


Carroll D. Vinson has been President and Director of the General Partner and President of MAE and subsidiaries since August of 1994. He has acted as Chief Operating Officer of IPT since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the General Partner since August 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the General Partner since December 1992. He has acted as Senior Vice President of IPT since May 1997.
Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1992 and Assistant Secretary of Insignia since 1991.


ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no person was known by the Partnership to be the beneficial owner of more than five percent of the outstanding Units of the Partnership.

As of December 31, 1997, no Units were owned by the General Partner or any of its officers and directors.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner in 1997 and 1996 (in thousands):

                                                     1997             1996

      Property management fees                        $ 9              $ 9
      Reimbursement for services of affiliates         34               32


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  See Exhibit Index contained herein.

     (b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1997:

          None.



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      UNITED INVESTORS INCOME PROPERTIES II

                                      By:   United Investors Real Estate, Inc.
                                            Its General Partner

                                      By:   /s/ Carroll D. Vinson
                                            Carroll D. Vinson
                                            President and Director

                                      Date: March 31, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Carroll D. Vinson                 President and Director     March 31, 1998
Carroll D. Vinson


/s/ Robert D. Long, Jr.               Vice President and Chief   March 31, 1998
Robert D. Long, Jr.                   Accounting Officer




                                 EXHIBIT INDEX

Exhibit

1. Form of Dealer Manager Agreement between the General Partner and the Dealer Manager, including Form of Soliciting Broker Agreement; incorporated by reference to Exhibit 1 to Amendment No. 1 to Partnership's Registration Statement (File No. 33-33965) previously filed on May 7, 1990.

1.1 Form of Amendment to Dealer Manager Agreement; incorporated by reference to Exhibit 1.1 to Amendment No. 6 to Partnership's Registration Statement previously filed on February 14, 1992.

1.2 Form of Amendment to Soliciting Broker Agreement; incorporated by reference to Exhibit 1.2 to Amendment No. 6 to Partnership's Registration Statement previously filed on February 14, 1992.

3 Certificate of Limited Partnership and Amendment thereto; incorporated by reference to Exhibit 3 to Amendment No. 1 to Partnership's Registration Statement previously filed on May 7, 1990.

4.1      Form of Subscription Agreement; incorporated by reference to Exhibit
         3.1 to Amendment No. 1 to Partnership's Registration Statement previously filed on May 7, 1990.

4.2 Agreement of Limited Partnership of Partnership dated September 24, 1990; incorporated by reference to Exhibit 4.2 to Partnership's Report on Form 10-K previously filed on March 6, 1991.

4.2.1 Amended and Restated Agreement of Limited Partnership of Partnership dated May 1, 1992; incorporated by reference to Exhibit 4.2 to Amendment No. 9 to Partnership's Registration Statement previously filed on April 29, 1992.

10.1 Escrow Agreement among the Partnership, the Dealer Manager and United Missouri Bank of Kansas City, N.A.; incorporated by reference to
         Exhibit 10.1 to Amendment No. 1 to Partnership's Registration Statement previously filed on May 7, 1990.

10.1.1   Form of Amendment to Escrow Agreement; incorporated by reference to
         Exhibit 10.1.1 to Amendment No. 6 to Partnership's Registration Statement previously filed on February 14, 1992.

10.2 Agreement of Purchase and Sale, dated June 29, 1990, between United Investors Real Estate, Inc., as purchaser, and American Fire Sprinkler, Corporation, as seller, relating to Corinth Square Professional Building; incorporated by reference to Exhibit 10.1 to Partnership's Quarterly Report on Form 10-Q previously filed on August 15, 1990.

10.3 Agreement of Joint Venture of Corinth Square Associates dated October 1, 1990 between the Partnership and United Investors Income Properties (A Missouri Limited Partnership); incorporated by reference to Exhibit
         4.3 to Partnership's Current Report on Form 8-K previously filed on October 23, 1990.

10.4 Agreement of Purchase and Sale, dated December 6, 1990, between United Investors Real Estate, Inc., as purchaser, and Keeva Properties, L.P., as seller, relating to the Keebler Distribution Center located in Chesapeake, Virginia (the "Virginia Center") and the First Amendment thereto; incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Partnership's Registration Statement previously filed on February 27, 1991.

10.5 Lease, dated June 26, 1986, between Keeva Properties, a Missouri Limited Partnership, as lessor, and Keebler Company, as lessee, relating to the Virginia Center and amendments thereto; incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Partnership's Registration Statement previously filed on February 27, 1991.

10.6 Agreement for Purchase and Sale, dated December 6, 1990, between United Investors Real Estate, Inc., as purchaser, and Keecar Properties, L.P., as seller, relating to the Keebler Distribution Center located in Columbia, South Carolina (the "South Carolina Center"), and First Amendment thereto; incorporated by reference to
         Exhibit 10.6 to Amendment No. 2 to Partnership's Registration Statement previously filed on February 27, 1991.

10.7 Lease, dated June 6, 1986, between Keecar Properties, a Missouri Limited Partnership, as lessor, and Keebler Company, as lessee, relating to the South Carolina Center, and amendment thereto; incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Partnership's Registration Statement previously filed on February 27, 1991.

10.8 Form of Agreement between the Partnership and Colby Sandlian regarding the Covington U-Stor Mini-Warehouse; incorporated by reference to
         Exhibit 10.8 to Amendment No. 9 to Partnership's Registration Statement previously filed on April 29, 1992.

10.9 Form of Agreement between the Partnership and Colby Sandlian regarding the Harry Hines U-Stor Mini-Warehouse; incorporated by reference to
         Exhibit 10.9 to Amendment No. 9 to Partnership's Registration Statement previously filed on April 29, 1992.

10.10 Stock Purchase Agreement dated December 4, 1992 showing the purchase of 100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to Exhibit 10.10 to Partnership's Current Report on Form 8-K previously filed on December 31, 1992.

27       Financial Data Schedule

99.1 Portions of Partnership's Prospectus dated May 17, 1990; incorporated by reference to Exhibit 99.1 to Partnership's Report on Form 10-K previously filed on March 6, 1991.

99.2     Portions of Partnership's Prospectus dated May 14, 1992.