Form 10QSB
period 1998-03-31
UNITED INVESTORS INCOME PROPERTIES II
filed 1998-05-14
CIK 862028

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________to________

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

ITEM 1.  FINANCIAL STATEMENTS

a)
                     UNITED INVESTORS INCOME PROPERTIES II

                                 BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                          $   817
  Other assets                                                             8
  Investment in joint ventures (Note B, D and E)                       2,123
  Investment properties:
     Land                                             $   432
     Buildings and related personal property            3,685
                                                        4,117
     Less accumulated depreciation                       (668)         3,449
                                                                     $ 6,397

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accrued liabilities                                                $     7

Partners' Capital (Deficit)
  General partner's                                   $    (4)
  Limited partners' (32,601 units
     issued and outstanding)                            6,394          6,390
                                                                     $ 6,397

                 See Accompanying Notes to Financial Statements


b)
                     UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                          Three Months Ended
                                                               March 31,
                                                          1998           1997
Revenues:
  Rental income                                          $ 127           $ 116
  Other income                                               9               7
       Total revenues                                      136             123

Expenses:
  Operating                                                  6               3
  General and administrative                                16              16
  Depreciation                                              28              26
       Total expenses                                       50              45

Equity in net income of joint ventures                      31              37

Net income                                               $ 117           $ 115

Net income allocated to general partner (1%)             $   1           $   1
Net income allocated to limited partners (99%)             116             114

                                                         $ 117           $ 115

Net income per limited partnership unit                  $3.56           $3.50

Distributions per limited partnership unit               $4.29           $4.29

                 See Accompanying Notes to Financial Statements


c)                     UNITED INVESTORS INCOME PROPERTIES II

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)
                          (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner's    Partners'      Total
Original capital contributions       32,601      $    --      $   8,150     $ 8,150

Partners' (deficit) capital
  at December 31, 1997               32,601      $    (4)     $   6,418     $ 6,414

Partners' distributions                  --           (1)          (140)       (141)

Net income for the three months
  ended March 31, 1998                   --            1            116         117

Partners' (deficit) capital
  at March 31, 1998                  32,601      $    (4)     $   6,394     $ 6,390

                 See Accompanying Notes to Financial Statements

d)
                     UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Three Months Ended
                                                                 March 31,
                                                            1998          1997

Cash flows from operating activities:
  Net income                                              $ 117          $ 115
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in net income of joint ventures                  (31)           (37)
    Depreciation                                             28             26
    Change in accounts:
      Receivables and deposits                               --              2
      Other assets                                           (5)             3
      Accrued liabilities                                   (16)            --

         Net cash provided by operating activities           93            109

Cash flows from investing activities:
  Distributions from joint ventures                          31            117

         Net cash provided by investing activities           31            117

Cash flows from financing activities:
  Partners' distributions                                  (141)          (141)

         Net cash used in financing activities             (141)          (141)

Net (decrease) increase in cash and cash equivalents        (17)            85

Cash and cash equivalents at beginning of period            834            699

Cash and cash equivalents at end of period                $ 817          $ 784

                 See Accompanying Notes to Financial Statements


e)
                     UNITED INVESTORS INCOME PROPERTIES II

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties II (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investor Real Estate, Inc., (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation. (see Note B).

NOTE B - CHANGE IN METHOD OF REPORTING THE OWNERSHIP OF JOINT VENTURES

The Partnership owns a 65% interest in Corinth Square Professional Building ("Corinth") (see Note D) and a 55% interest in Covington Pike ("Covington") (see Note E) (collectively, the "Joint Ventures"). Through the third quarter of 1997, the Partnership reflected its interests in the Joint Ventures utilizing full consolidation whereby all the accounts of the Joint Ventures were included in the Partnership's financial statements, with intercompany accounts being eliminated. The minority partners' share of the Joint Ventures' assets and liabilities was reflected as a liability in the balance sheet of the Partnership. During the fourth quarter of 1997, management determined that the Partnership shares its authority over operating and financial decisions of the Joint Ventures with its venture partners and, accordingly, due to the absence of control, the Partnership began reflecting its interest in Corinth and Covington utilizing the equity method. Under the equity method, the original investment is increased by advances to the Joint Ventures and by the Partnership's share of the earnings of the Joint Ventures. The investment is decreased by distributions from the Joint Ventures and by the Partnership's share of losses of the Joint Ventures.

The statements of operations and cash flows for the three months ended March 31, 1997 have been restated to reflect this change. Additionally, certain reclassifications were made in the 1997 statement of operations to conform to the current year presentation. These changes had no effect on the net income of the Partnership, the net income per limited partnership unit, or on partners' capital (deficit).

NOTE C - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Prior to February 25, 1998, the General Partner was a wholly-owned subsidiary of MAE GP Corporation, ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT. The partnership agreement provides for payments to affiliates for services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner for the three months ended March 31, 1998 and 1997 (in thousands):

                                                    1998            1997

Property management fees (included in operating
 expenses)                                          $ 2             $ 2
Reimbursement for services of affiliates
 (included in general and administrative
 expenses)                                            6               8

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE D - INVESTMENT IN CORINTH SQUARE JOINT VENTURE

The Partnership owns a 65% interest in Corinth, a joint venture with United Investors Income Properties, an affiliated partnership, in which the General Partner is also the sole general partner. Corinth is accounted for using the equity method of accounting (see Note B).

The condensed balance sheet of Corinth at March 31, 1998, is summarized as follows (in thousands):

  Assets
  Commercial property, net                     $1,701
  Other assets                                    126
  Total                                        $1,827

  Liabilities and Partners' Capital
  Liabilities                                  $   54
  Partners' capital                             1,773
  Total                                        $1,827

Condensed statements of operations of Corinth for the three months ended March 31, 1998 and 1997, are as follows (in thousands):

                                    1998          1997
  Revenue                        $    89       $    82
  Costs and expenses                  85            68
  Net income                     $     4       $    14

NOTE E - INVESTMENT IN COVINGTON PIKE JOINT VENTURE

As of December 31, 1992, the Partnership had advanced $1,057,698 to the General Partner for the benefit of Covington, which was a joint venture between the General Partner and an unaffiliated party. On January 1, 1993, the General Partner assigned its interest in the joint venture to the Partnership with no additional consideration beyond the funds advanced as of December 31, 1992. The $1,057,698 consisted of land and building costs of approximately $1,031,000 and cash of $26,155. Capital contributed by the unaffiliated partner was $82. Covington is accounted for using the equity method of accounting (see Note B).

The condensed balance sheet of Covington at March 31, 1998, is summarized as follows (in thousands):

  Assets
  Commercial property, net                     $  856
  Other assets                                     77
  Total                                        $  933

  Liabilities and Partners' Capital
  Liabilities                                  $   73
  Partners' capital                               860
  Total                                        $  933


Condensed statements of operations of Covington for the three months ended March 31, 1998 and 1997, are as follows (in thousands):


                                   1998          1997
  Revenue                       $    82       $    81
  Costs and expenses                 31            29
  Net income                    $    51       $    52


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two distribution centers. The Partnership's joint venture properties consist of an office building and a mini-storage facility. The following table sets forth the average physical occupancy of the properties for each of the three month periods ended March 31, 1998 and 1997:


                                                    Average Occupancy
Investment Properties                             1998             1997

Keebler Distribution Center
  Chesapeake, Virginia                            100%              0%

Keebler Distribution Center
  Columbia, South Carolina                        100%             100%

Joint Venture Properties

Corinth Square Professional Building
  Prairie Village, Kansas                          83%              80%

Covington Pike
  Memphis, Tennessee                               99%              99%

The Keebler Company vacated the Columbia, South Carolina facility in January of 1996 and the Chesapeake, Virginia facility in August of 1996. The Keebler Company has indicated its intentions to honor its financial obligations to the Partnership. Keebler is obligated to continue paying rent on the vacated space through the years 2000 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia). Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The tenant has thus far paid the scheduled rental payments on the vacated facilities. In addition, Keebler, with approval from the Partnership, entered into sub-lease agreements effective July 1, 1996 for the Columbia, South Carolina facility and January 1, 1998 for the Chesapeake, Virginia facility. The tenants are obligated to pay rent to Keebler through December 31, 2000 and October 31, 2002, respectively.

The Partnership realized net income of $117,000 for the three month period ended March 31, 1998, compared to net income of $115,000 for the three month period ended March 31, 1997. All revenues and expenses remained nearly constant. The Partnership's financial statements for the three months ended March 31, 1997 have been restated to change the method of accounting for its joint venture investments from consolidation to the equity method. This change affects only the presentation and does not affect net income nor distributions received from those joint ventures.

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

Exclusive of cash held by the Joint Ventures, at March 31, 1998, the Partnership had cash and cash equivalents of approximately $817,000 compared to approximately $784,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three month period ended March 31, 1998 was $17,000 compared to a net increase of $85,000 for the three month period ended March 31, 1997. Net cash provided by operating activities decreased due to the increased use of cash for other liabilities due to the timing of payments. Net cash provided by investing activities decreased primarily due to decreased distributions from the joint venture properties in 1998. Net cash used in financing activities remained constant.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of $141,000 were made during the first quarter of 1998 and 1997. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. The General Partner anticipates that the Partnership will continue to make cash distributions as property operations permit throughout 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnerships to be materially different from any future results, performance or achievements of the Partnership expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibit 27 - Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended March 31, 1998.


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



                         UNITED INVESTORS INCOME PROPERTIES II

                         By:  United Investors Real Estate, Inc.
                              Its General Partner

                         By:  /s/ Carroll D. Vinson
                              Carroll D. Vinson
                              President and Director

                         By:  /s/ Robert D. Long, Jr.
                              Robert D. Long, Jr.
                              Vice President and Chief Accounting
                              Officer

                         Date:  May 14, 1998