Form 10QSB
period 1998-06-30
UNITED INVESTORS INCOME PROPERTIES II
filed 1998-08-13
CIK 862028

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


                  For the quarterly period ended June 30, 1998


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


ITEM 1.  FINANCIAL STATEMENTS

a)
                     UNITED INVESTORS INCOME PROPERTIES II

                                 BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                 $  807
  Other assets                                                  13
  Investment in joint ventures (Notes B, D and E)            2,129
  Investment properties:
     Land                                         $  432
     Buildings and related personal property       3,685
                                                   4,117
     Less accumulated depreciation                  (696)    3,421
                                                            $6,370

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accrued liabilities                                       $   12

Partners' Capital (Deficit)
  General partner's                               $   (5)
  Limited partners' (32,601 units
     issued and outstanding)                       6,363     6,358
                                                            $6,370

                 See Accompanying Notes to Financial Statements


b)
                     UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                              Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                               1998      1997      1998      1997
Revenues:
  Rental income               $ 128     $ 115     $ 255     $ 231
  Other income                    7         8        16        15
       Total revenues           135       123       271       246

Expenses:
  Operating                      16         3        22         6
  General and administrative     19        18        35        34
  Depreciation                   28        26        56        52
       Total expenses            63        47       113        92

Equity in net income
  of joint ventures              37        38        68        75

Net income                    $ 109     $ 114     $ 226     $ 229

Net income allocated to
  general partner (1%)        $   1     $   1     $   2     $   2
Net income allocated to
  limited partners (99%)        108       113       224       227
                              $ 109     $ 114     $ 226     $ 229

Net income per limited
  partnership unit            $3.31     $3.47     $6.87     $6.96

Distributions per limited
  partnership unit            $4.27     $4.42     $8.56     $8.71

                 See Accompanying Notes to Financial Statements

c)
                     UNITED INVESTORS INCOME PROPERTIES II

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General   Limited
                                   Units    Partner's Partners'   Total

Original capital contributions    32,601     $   --    $8,150    $8,150

Partners' (deficit) capital
  at December 31, 1997            32,601     $   (4)   $6,418    $6,414

Partners' distributions               --         (3)     (279)     (282)

Net income for the six months
  ended June 30, 1998                 --          2       224       226

Partners' (deficit) capital
  at June 30, 1998                32,601     $   (5)   $6,363    $6,358

                 See Accompanying Notes to Financial Statements


d)
                     UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                     Six Months Ended
                                                         June 30,
                                                      1998      1997
Cash flows from operating activities:
  Net income                                         $ 226     $ 229
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in net income of joint ventures             (68)      (75)
    Depreciation                                        56        52
    Change in accounts:
      Receivables and deposits                          --         2
      Other assets                                     (10)        5
      Accounts payable                                  --         1
      Accrued liabilities                              (11)        6

         Net cash provided by operating activities     193       220

Cash flows from investing activities:
  Distributions from joint ventures                     62       170

         Net cash provided by investing activities      62       170

Cash flows from financing activities:
  Partners' distributions                             (282)     (287)

         Net cash used in financing activities        (282)     (287)

Net (decrease) increase in cash and cash equivalents   (27)      103

Cash and cash equivalents at beginning of period       834       699

Cash and cash equivalents at end of period           $ 807     $ 802

                 See Accompanying Notes to Financial Statements


e)
                     UNITED INVESTORS INCOME PROPERTIES II

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties II (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investor Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation. (see "Note B").

NOTE B - CHANGE IN METHOD OF REPORTING THE OWNERSHIP OF JOINT VENTURES

The Partnership owns a 65% interest in Corinth Square Professional Building ("Corinth") (see "Note D") and a 55% interest in Covington Pike ("Covington") (see "Note E") (collectively, the "Joint Ventures"). Through the third quarter of 1997, the Partnership reflected its interests in the Joint Ventures utilizing full consolidation whereby all the accounts of the Joint Ventures were included in the Partnership's financial statements, with intercompany accounts being eliminated. The minority partners' share of the Joint Ventures' assets and liabilities was reflected as a liability in the balance sheet of the Partnership. During the fourth quarter of 1997, management determined that the Partnership shares its authority over operating and financial decisions of the Joint Ventures with its venture partners and, accordingly, due to the absence of control, the Partnership began reflecting its interest in Corinth and Covington utilizing the equity method. Under the equity method, the original investment is increased by advances to the Joint Ventures and by the Partnership's share of the earnings of the Joint Ventures. The investment is decreased by distributions from the Joint Ventures and by the Partnership's share of losses of the Joint Ventures.

The statements of operations and cash flows for the six months ended June 30, 1997 have been restated to reflect this change. Additionally, certain reclassifications were made in the 1997 statement of operations to conform to the current year presentation. These changes had no effect on the net income of the Partnership, the net income per limited partnership unit, or on partners' capital (deficit).

NOTE C - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Prior to February 25, 1998, the General Partner was a wholly-owned subsidiary of MAE GP Corporation, ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT. The partnership agreement provides for payments to affiliates for services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner for the six month periods ended June 30, 1998 and 1997 (in thousands):

                                                    1998    1997
Property management fees
 (included in operating expenses)                   $  5    $  5
Reimbursement for services of affiliates
 (included in general and administrative expenses)    14      16

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE D - INVESTMENT IN CORINTH SQUARE JOINT VENTURE

The Partnership owns a 65% interest in Corinth, a joint venture with United Investors Income Properties, an affiliated partnership, in which the General Partner is also the sole general partner. Corinth is accounted for using the equity method of accounting (see "Note B").

The condensed balance sheet of Corinth at June 30, 1998, is summarized as follows (in thousands):


  Assets
  Commercial property, net              $1,736
  Other assets                             117
  Total                                 $1,853

  Liabilities and Partners' Capital
  Liabilities                           $   62
  Partners' capital                      1,791
  Total                                 $1,853

Condensed statements of operations of Corinth for the six months ended June 30, 1998 and 1997, are as follows (in thousands):


                           1998      1997
  Revenue                $  188    $  166
  Costs and expenses        166       129
  Net income             $   22    $   37


NOTE E - INVESTMENT IN COVINGTON PIKE JOINT VENTURE

As of December 31, 1992, the Partnership had advanced $1,057,698 to the General Partner for the benefit of Covington, which was a joint venture between the General Partner and an unaffiliated party. On January 1, 1993, the General Partner assigned its interest in the joint venture to the Partnership with no additional consideration beyond the funds advanced as of December 31, 1992. The $1,057,698 consisted of land and building costs of approximately $1,031,000 and cash of $26,155. Capital contributed by the unaffiliated partner was $82. Covington is accounted for using the equity method of accounting (see "Note B").

The condensed balance sheet of Covington at June 30, 1998, is summarized as follows (in thousands):


  Assets
  Commercial property, net          $  847
  Other assets                          82
  Total                             $  929

  Liabilities and Partners' Capital
  Liabilities                       $   79
  Partners' capital                    850
  Total                             $  929

Condensed statements of operations of Covington for the six months ended June 30, 1998 and 1997, are as follows (in thousands):


                           1998      1997
  Revenue                $  162    $  159
  Costs and expenses         63        64
  Net income             $   99    $   95


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two distribution centers. The Partnership's joint venture properties consist of an office building and a mini-storage facility. The following table sets forth the average physical occupancy of the properties for each of the six month periods ended June 30, 1998 and 1997:

                                        Average Occupancy
Investment Properties                   1998        1997

Keebler Distribution Center
 Chesapeake, Virginia                   100%          0%

Keebler Distribution Center
 Columbia, South Carolina               100%        100%

Joint Venture Properties

Corinth Square Professional Building
 Prairie Village, Kansas                 84%         80%

Covington Pike
 Memphis, Tennessee                      99%         99%

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

The Partnership realized net income of $226,000 for the six month period ended June 30, 1998, compared to net income of $229,000 for the six month period ended June 30, 1997. The Partnership realized net income of $109,000 for the three month period ended June 30, 1998, compared to net income of $114,000 for the three month period ended June 30, 1997. The decrease in net income is primarily due to increased operating expenses. Operating expenses increased primarily due to roof repairs at the Keebler, Virginia facility during 1998. The Partnership's financial statements for the three and six months ended June 30, 1997 have been restated to change the method of accounting for its joint venture investments from consolidation to the equity method. This change affects only the presentation and does not affect net income nor distributions received from those joint ventures.

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

Exclusive of cash held by the Joint Ventures, at June 30, 1998, the Partnership had cash and cash equivalents of approximately $807,000 compared to approximately $802,000 at June 30, 1997. The net decrease in cash and cash equivalents for the six month period ended June 30, 1998 was approximately $27,000 compared to a net increase of approximately $103,000 for the six month period ended June 30, 1997. Net cash provided by operating activities decreased due to the increased use of cash for other assets and other liabilities due to the timing of payments. Net cash provided by investing activities decreased primarily due to decreased distributions from the joint venture properties in 1998. Net cash used in financing activities was nearly constant.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of $282,000 and $287,000 were made during the six month periods ended June 30, 1998 and 1997, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. The General Partner anticipates that the Partnership will continue to make cash distributions as property operations permit throughout 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners are affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action involves forty-four real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Partnership was only recently served with the complaint and has not yet responded to it. The Partnership believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          Exhibit 27 - Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:

          None filed during the quarter ended June 30, 1998.


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


                               Date:  August 13, 1998