Form 10QSB
period 1998-09-30
UNITED INVESTORS INCOME PROPERTIES II
filed 1998-11-16
CIK 862028

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
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

ITEM 1.  FINANCIAL STATEMENTS

a)
                     UNITED INVESTORS INCOME PROPERTIES II

                                 BALANCE SHEET
                                  (Unaudited)

                               September 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                 $  813
  Other assets                                                  17
  Investment in joint ventures (Notes B, D and E)            2,139
  Investment properties:
     Land                                         $  432
     Buildings and related personal property       3,685
                                                   4,117
     Less accumulated depreciation                  (723)    3,394
                                                            $6,363

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accrued liabilities                                       $   19

Partners' Capital (Deficit)
  General partner's                               $   (4)
  Limited partners' (32,601 units

     issued and outstanding)                       6,348     6,344
                                                            $6,363

                 See Accompanying Notes to Financial Statements


b)
                     UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                             Three Months Ended  Nine Months Ended
                               September 30,       September 30,
                               1998      1997      1998      1997
evenues:
  Rental income               $  127    $  116    $  382    $  347
  Other income                     8         8        24        23
       Total revenues            135       124       406       370

Expenses:
  Operating                        5         2        27         8
  General and administrative      16        21        51        55
  Depreciation                    27        27        83        79
       Total expenses             48        50       161       142

Equity in net income
  of joint ventures               41        35       109       110

Net income                    $  128    $  109    $  354    $  338

Net income allocated to
  general partner (1%)        $    1    $    1    $    4    $    3
Net income allocated to
  limited partners (99%)         127       108       350       335
                              $  128    $  109    $  354    $  338

Net income per limited
  partnership unit            $ 3.90    $ 3.31    $10.74    $10.28

Distributions per limited
  partnership unit            $ 4.32    $ 4.28    $12.88    $13.00

                 See Accompanying Notes to Financial Statements


c)
                     UNITED INVESTORS INCOME PROPERTIES II

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership  General   Limited
                                    Units    Partner's Partners'   Total

Original capital contributions     32,601     $   --    $8,150    $8,150

Partners' (deficit) capital
  at December 31, 1997             32,601     $   (4)   $6,418    $6,414

Partners' distributions                --         (4)     (420)     (424)

Net income for the nine months
  ended September 30, 1998             --          4       350       354

Partners' (deficit) capital
  at September 30, 1998            32,601     $   (4)   $6,348    $6,344

                 See Accompanying Notes to Financial Statements


d)
                     UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                      Nine Months Ended
                                                        September 30,
                                                        1998      1997
Cash flows from operating activities:
  Net income                                           $ 354     $ 338
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in net income of joint ventures              (109)     (110)
    Depreciation                                          83        79
    Change in accounts:
      Receivables and deposits                            --         2
      Other assets                                       (14)        7
      Accrued liabilities                                 (4)       12

         Net cash provided by operating activities       310       328

Cash flows from investing activities:
  Distributions from joint ventures                       93       212

         Net cash provided by investing activities        93       212

Cash flows from financing activities:
  Partners' distributions                               (424)     (428)

         Net cash used in financing activities          (424)     (428)


Net (decrease) increase in cash and cash equivalents     (21)      112

Cash and cash equivalents at beginning of period         834       699

Cash and cash equivalents at end of period             $ 813     $ 811

                 See Accompanying Notes to Financial Statements


e)
                     UNITED INVESTORS INCOME PROPERTIES II

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties II (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, a wholly-owned subsidiary of Insignia Properties Trust ("IPT") (see "Note F"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

The statements of operations and cash flows for the nine months ended September 30, 1997 have been restated to reflect this change. Additionally, certain reclassifications were made in the 1997 statements of operations to conform to the current year presentation. These changes had no effect on the net income of the Partnership, the net income per limited partnership unit, or on partners' capital (deficit).

Note C - Transactions with Affiliated Partners

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. The partnership agreement provides for payments to affiliates for services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner for the nine month periods ended September 30, 1998 and 1997:

                                                  1998     1997
                                                  (in thousands)
Property management fees
 (included in operating expenses)                  $ 10    $  7
Reimbursement for services of affiliates
 (included in general and administrative expenses)   22      29

Note D - Investment in Corinth Square Joint Venture

The Partnership owns a 65% interest in Corinth, a joint venture with United Investors Income Properties, an affiliated partnership, in which the General Partner is the sole general partner. Corinth is accounted for using the equity method of accounting (see "Note B").

The condensed balance sheet of Corinth at September 30, 1998, is summarized as follows (in thousands):

  Assets
  Commercial property, net              $1,722
  Other assets                             142
  Total                                 $1,864

  Liabilities and Partners' Capital
  Liabilities                           $   53
  Partners' capital                      1,811
  Total                                 $1,864

Condensed statements of operations of Corinth for the nine months ended September 30, 1998 and 1997, are as follows (in thousands):


                          1998      1997
  Revenue                $  283    $  256
  Costs and expenses        241       207
  Net income             $   42    $   49

The Partnership's equity in the net income of Corinth for the nine months ended September 30, 1998 and 1997 was approximately $27,000 and $32,000, respectively.

Note E - Investment in Covington Pike Joint Venture

The Partnership owns a 55% interest in Covington Pike, a joint venture with an unaffiliated party. Covington Pike is accounted for using the equity method of accounting (see "Note B").

The condensed balance sheet of Covington Pike at September 30, 1998, is summarized as follows (in thousands):

  Assets
  Commercial property, net              $  839
  Other assets                              71
  Total                                 $  910

  Liabilities and Partners' Capital
  Liabilities                           $   66
  Partners' capital                        844
  Total                                 $  910

Condensed statements of operations of Covington Pike for the nine months ended September 30, 1998 and 1997, are as follows (in thousands):

                         1998      1997
  Revenue                $238      $241
  Costs and expenses       89        99
  Net income             $149      $142

The Partnerhip's equity in the net income of Covington Pike for the nine months ended September 30, 1998 and 1997 was approximately $82,000 and $78,000, respectively.

Note F - Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of
IPT is required to approve the merger.   The General Partner does not believe
that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two distribution centers. The Partnership's joint venture properties consist of an office building and a mini-storage facility. The following table sets forth the average physical occupancy of the properties for each of the nine month periods ended September 30, 1998 and 1997:

                                         Average Occupancy
Investment Properties                     1998      1997
Keebler Distribution Center
 Chesapeake, Virginia                     100%         0%
Keebler Distribution Center
 Columbia, South Carolina                 100%       100%

Joint Venture Properties
Corinth Square Professional Building
 Prairie Village, Kansas                   85%        80%
Covington Pike
 Memphis, Tennessee                        99%        99%

The Keebler Company vacated the Columbia, South Carolina facility in January of 1996 and the Chesapeake, Virginia facility in August of 1996. The Keebler Company has indicated its intentions to honor its financial obligations to the Partnership. Keebler is obligated to continue paying rent on the vacated space through the years 2000 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia). Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The former tenant has thus far paid the scheduled rental payments on the vacated facilities. In addition, Keebler, with approval from the Partnership, entered into sub-lease agreements effective July 1, 1996 for the Columbia, South Carolina facility and January 1, 1998 for the Chesapeake, Virginia facility. The new tenants are obligated to pay rent to Keebler through December 31, 2000 and October 31, 2002, respectively.

The Partnership realized net income of $354,000 for the nine month period ended September 30, 1998, compared to net income of $338,000 for the nine month period ended September 30, 1997. The Partnership realized net income of $128,000 for the three month period ended September 30, 1998, compared to net income of $109,000 for the three month period ended September 30, 1997. The increase in net income is primarily due to increased rental income. Partially offsetting this increase is an increase in operating expenses. Operating expenses increased primarily due to roof repairs at the Keebler, Virginia facility during 1998.
The Partnership's financial statements for the three and nine months ended September 30, 1997 have been restated to change the method of accounting for its joint venture investments from consolidation to the equity method. This change affects only the presentation and does not affect net income nor distributions received from those joint ventures.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $813,000 compared to approximately $811,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine month period ended September 30, 1998 was approximately $21,000 compared to a net increase of approximately $112,000 for the nine month period ended September 30, 1997. Net cash provided by operating activities decreased due to the increased use of cash for other assets and accrued liabilities due to the timing of payments. Net cash provided by investing activities decreased due to decreased distributions from the joint venture properties in 1998. Net cash used in financing activities was relatively constant.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. Cash distributions of $424,000 and $428,000 were made during the nine month periods ended September 30, 1998 and 1997, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse effect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia ("Insignia Affiliates") filed a complaint entitled Everest Properties LLC. v. Insignia Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer to the complaint on September 15, 1998. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

       b) Reports on Form 8-K:

          A Form 8-K dated September 23, 1998 (amended October 27, 1998) was filed reporting the dismissal of Deloitte & Touche, LLP as independent accountant.


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



                               UNITED INVESTORS INCOME PROPERTIES II

                               By: United Investors Real Estate, Inc.
                                   Its General Partner


                               By: /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President


                               By: /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)


                               Date:  November 13, 1998