Form 10KSB
period 1998-12-31
UNITED INVESTORS INCOME PROPERTIES II
filed 1999-03-31
CIK 862028

FORM 10-KSB_ ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB
 (Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the transition period from _____ to _____

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

State issuer's revenues for its most recent fiscal year:  $541,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

United Investors Income Properties II (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner") of the Partnership. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement is to terminate on December 31, 2020 unless terminated prior to such date.

The Partnership is engaged in the business of operating and holding multifamily residential and commercial properties and other income producing real estate. The Partnership has acquired a 65% interest in a joint venture which owns a professional office building (Corinth Square), two commercial distribution facilities, and a 55% interest in a joint venture which owns a mini-warehouse (Covington Pike), (see "Item 2. Description of Properties").

Commencing on or about May 17, 1990, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission up to a maximum of 80,000 Units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). Since its initial offering, limited partners (the "Limited Partners") have not made, and are not required to make any additional capital contributions. The offering was extended beyond the initial termination date of May 17, 1992. On October 26, 1992, the General Partner terminated the extended offering period. Upon termination of the offering, the Partnership had accepted subscriptions for 32,601 Units resulting in Gross Offering Proceeds of approximately $8,150,000.

The real estate business in which the Partnership is engaged is highly competitive. There are other commercial properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for commercial space owned by the Registrant and the rents that may be charged for such space. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

The Partnership has no employees. Management and administrative services for the commercial properties are provided by the General Partner and by agents retained by the General Partner. Until September 30, 1998, property management services were provided at the Partnership's properties by an affiliate of the General Partner. Since October 1, 1998, an unrelated party has been providing such property management services. An unaffiliated entity, U-Store Management Corporation, performs management and administrative services for Covington Pike. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of AIMCO to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12. Certain Relationships and Related Transactions", which descriptions are herein incorporated by reference.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases, environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.
ITEM 2.  DESCRIPTION OF PROPERTIES:

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

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                                     Gross
                                   Carrying  Accumulated   Useful   Depreciation    Federal
Investment Properties                Value   Depreciation  Life (1)    Method      Tax Basis
                                      (in thousands)                           (in thousands)
Keebler Distribution Center-VA        $2,014   $  369    31.5-40     S/L        $ 1,607

Keebler Distribution Center-SC         2,103      383    31.5-40     S/L          1,700

  Total                               $4,117   $  752                           $ 3,307

(1) See "Note B" of the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Joint Venture Properties (2)

Corinth Square
Professional
  Building                   $2,083   $  375     7-40    S/L    $ 1,721

Covington Pike                1,031      201      25     S/L        872

(2) Information for the Joint Venture Properties is shown at the Joint Ventures' basis. The Partnership owns a 65% interest in Corinth Square Professional Building and a 55% interest in Covington Pike.

RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:

                                 Average Annual              Average Annual
                                  Rental Rates                 Occupancy
                               1998          1997          1998          1997
Investment Properties
Keebler - Virginia         $ 7.45/sq.ft. $7.16/sq.ft.      100%            0%
Keebler - South Carolina   $ 6.47/sq.ft. $6.22/sq.ft.      100%          100%

Joint Venture Properties
Corinth Square             $14.69/sq.ft. $14.76/sq.ft.      86%           80%
Covington Pike             $673 / unit   $667 / unit        99%           99%

The Keebler Company vacated the Columbia, South Carolina, facility in January of 1996 and the Chesapeake, Virginia, facility in August of 1996. The Keebler Company has indicated its intentions to honor its financial obligations to the Partnership. Keebler is obligated to continue paying rent on the vacated space through the years 2000 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia). Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The former tenant has thus far paid the scheduled rental payments on the vacated facilities. In addition, Keebler, with approval from the Partnership, entered into a sub-lease agreement effective July 1, 1996 for the Columbia, South Carolina facility and January 1, 1998 for the Chesapeake, Virginia facility. The new tenants are obligated to pay rent to Keebler through December 31, 2000 and October 31, 2002, respectively.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the localities in which they operate. The General Partner believes that all of the properties are adequately insured, (see "Notes A and H" to the financial statements included in "Item 7. Financial Statements" for information as to certain lease provisions). All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the lease expirations at Corinth Square for the years 1999-2008:

                      Number of                                % of Gross
                    Expirations    Square Feet   Annual Rent  Annual Rent
                                                (in thousands)
   1999                   4           6,867         $104         33.9%
   2000                   1           1,396           18          6.0%
   2001                   2           2,022           30          9.9%
   2002                   0              --           --           --
   2003                   2           1,401           22          7.1%
   2004-2008              1           1,240           21          6.9%

The following schedule reflects information on tenants leasing 10% or more of the leasable square footage for each property:

                                       Square
                        Nature of     Footage   Annual Rent Per       Lease
                        Business       Leased     Square Foot       Expiration
Keebler - Virginia
                     Distribution      32,000        $ 7.45        10/31/02
                     Facility
Keebler - South
   Carolina
                     Distribution      39,000        $ 6.47        12/31/00
                     Facility
Corinth Square
                     Doctor's Office    3,007        $13.00      Month-to-Month
                     Doctor's Office    2,318        $12.76         5/31/99
SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:

Investment Properties           1998 Taxes       1998 Rate

Keebler - Virginia                 $18             1.28%

Keebler - South Carolina            18             1.70%


The tenants of the Keebler Distribution Centers are responsible for paying the real estate taxes on their respective properties.

                                            1998          1998
                                            Taxes         Rate
Joint Venture Properties

Corinth Square Professional Building        $ 39          2.58%

Covington Pike                                41          5.59

CAPITAL IMPROVEMENTS:

In 1998, the Partnership did not complete any capital improvements at either of their commercial properties; nor has it budgeted capital improvements for 1999 at either of these properties.

ITEM 3.  LEGAL PROCEEDINGS

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia, filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended December 31, 1998, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.






                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 32,601 limited partnership units aggregating approximately $8,150,000. As of December 31, 1998 there were 789 holders of record owning an aggregate of 32,601 units. Affiliates of the General Partner did not own any units at December 31, 1998. There is no established market for the units and it is not anticipated that any will develop in the future.

During the years ended December 31, 1998 and 1997, distributions of approximately $565,000 ($17.15 per limited partnership unit) and $569,000 ($17.27 per limited partnership unit) were paid from operations, respectively. Future cash distributions will depend on the levels of net cash from operations, debt financings, property sales, and the availability of cash reserves. Subsequent to the Partnership's fiscal year-end, a distribution of cash generated from operations of approximately $141,000 ($4.29 per limited partnership unit) was paid in March 1999. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations
The Registrant's net income for the year ended December 31, 1998 was approximately $485,000 as compared to approximately $451,000 for the year ended December 31, 1997. (See "Note I" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable losses). The increase in net income is attributable to the increase in total revenue and an increase in equity in net income of joint ventures, which was partially offset by a decrease in expenses. Revenues increased due to an increase in rental income. The increase in rental income is primarily attributable to an increase in average annual rental rates at both investment properties. The increase in equity in net income of joint ventures is due to an increase in net income for the Registrant's joint venture property, Covington Pike.

Total expenses increased primarily due to an increase in operating expenses. Operating expenses increased due to roof and other exterior building repairs at Keebler _ Virginia during 1998.

General and administrative and depreciation expense remained relatively constant for the comparable periods. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

Exclusive of cash held by the joint ventures, at December 31, 1998, the Partnership had cash and cash equivalents of approximately $809,000 as compared to approximately $834,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $565,000 of cash used in financing activities offset by approximately $402,000 of cash provided by operating activities and approximately $138,000 of cash provided by investing activities. Cash provided by investing activities consisted of distributions from the joint ventures. Cash used in financing activities consisted of distributions paid to the Registrant's partners. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Partnership has not budgeted any capital improvements for the properties in 1999.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant.

The Keebler Company vacated the Columbia, South Carolina, facility in January of 1996 and the Chesapeake, Virginia facility in August, 1996. The Keebler Company has indicated its intentions to honor its financial obligations. Keebler is obligated to continue paying rent on the vacated space through the years 2000 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia). Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The tenant has thus far paid the scheduled rental payments on the vacated facilities. In addition, Keebler, with approval from the Partnership, entered into a sub-lease agreement effective July 1, 1996, for the Columbia, South Carolina, facility and January 1, 1998 for the Chesapeake, Virginia facility. The new tenants are obligated to pay rent to Keebler through December 31, 2000 and October 31, 2002, respectively.

During the years ended December 31, 1998 and 1997, distributions of approximately $565,000 and $569,000 were paid from operations, respectively.
The Partnership's distribution policy is reviewed on a quarterly basis. Subsequent to the Partnership's fiscal year-end, a distribution of cash generated from operations of approximately $141,000 was paid in March 1999. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.
Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.


ITEM 7.  FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES II

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Reports

Balance Sheet - December 31, 1998

Statements of Operations - Years ended December 31, 1998 and 1997

Statements of Changes in Partners' Capital (Deficit) - Years ended December
 31,1998 and 1997

Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Financial Statements










                          INDEPENDENT AUDITORS' REPORT

The Partners
United Investors Income Properties II
(A Missouri Limited Partnership)


We have audited the balance sheet of United Investors Income Properties II (A Missouri Limited Partnership) ("the Partnership") as of December 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/KPMG Peat Marwick LLP


Greenville, South Carolina
February 23, 1999









                          INDEPENDENT AUDITORS' REPORT


The Partners
United Investors Income Properties II
(A Missouri Limited Partnership)


We have audited the accompanying balance sheet of United Investors Income Properties II (A Missouri Limited Partnership) ("the Partnership") as of December 31, 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                        /s/DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 17, 1998



                     UNITED INVESTORS INCOME PROPERTIES II

                                 BALANCE SHEET

                               December 31, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                             $  809
  Receivables and deposits                                                  21
  Other assets                                                              22
  Investment in joint ventures (Notes A, D and E)                        2,142
  Investment properties (Note J):
    Land                                                  $  432
    Buildings and related personal property                3,685
                                                           4,117
    Less accumulated depreciation                           (752)        3,365
                                                                        $6,359

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accrued liabilities                                                   $  25

Partners' Capital (Deficit)
  General partner's                                       $   (5)
  Limited partners' (32,601 units issued and


  outstanding)                                             6,339         6,334
                                                                        $6,359


                 See Accompanying Notes to Financial Statements




                     UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                 Years Ended December 31,
                                                        1998       1997
Revenues:
   Rental income                                      $   511      $   467
   Other income                                            30           32
      Total revenues                                      541          499

Expenses:
   Operating                                               33           12
   General and administrative                              68           66
   Depreciation                                           112          111
        Total expenses                                    213          189

Equity in net income of joint


  ventures (Notes A, D, and E)                            157          141

Net income                                            $   485      $   451

Net income allocated to general partner (1%)          $     5      $     5
Net income allocated to limited partners (99%)            480          446

                                                      $   485      $   451

Net income per limited partnership unit               $ 14.72      $ 13.68

Distributions per limited partnership unit            $ 17.15      $ 17.27

                 See Accompanying Notes to Financial Statements





                     UNITED INVESTORS INCOME PROPERTIES II

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership   General    Limited
                                     Units     Partner's  Partners'    Total


Original capital contribution    32,601        $    --    $ 8,150    $ 8,150

Partners' (deficit) capital at
  December 31, 1996              32,601        $    (3)   $ 6,535    $ 6,532

Partners' distributions              --             (6)      (563)      (569)

Net income for the year
  ended December 31, 1997            --              5        446        451

Partners' (deficit) capital at
  December 31, 1997              32,601             (4)     6,418      6,414

Partners' distributions              --             (6)      (559)      (565)

Net income for the year
 ended December 31, 1998             --              5        480        485

Partners' (deficit) capital at
 December 31, 1998               32,601        $    (5)   $ 6,339    $ 6,334

                 See Accompanying Notes to Financial Statements





                     UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF CASH FLOWS


                                 (in thousands)


                                                       Years Ended December 31,
                                                             1998        1997
Cash flows from operating activities:
 Net income                                                 $ 485       $ 451
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Equity in net income of joint ventures                     (157)       (141)
  Depreciation                                                112         111
  Change in accounts:
    Receivables and deposits                                  (21)          2
    Other assets                                              (19)          7
    Accrued liabilities                                         2          17

      Net cash provided by operating activities               402         447

Cash flows provided by investing activities:
  Distributions from joint ventures                           138         257

Cash flows used in financing activities:
  Partners' distributions                                    (565)       (569)

Net (decrease) increase in cash and cash equivalents          (25)        135

Cash and cash equivalents at beginning of year                834         699

Cash and cash equivalents at end of year                    $ 809       $ 834


                 See Accompanying Notes to Financial Statements






                     UNITED INVESTORS INCOME PROPERTIES II

                         Notes to Financial Statements

                               December 31, 1998


NOTE A - CHANGE IN METHOD OF REPORTING THE OWNERSHIP OF JOINT VENTURES

United Investors Income Properties II (the "Partnership") owns a 65% interest in Corinth Square Professional Building ("Corinth") (see "Note D") and a 55% interest in Covington Pike ("Covington") (see "Note E") (collectively, "The Joint Ventures"). Through the third quarter of 1997, the Partnership reflected its interests in the Joint Ventures utilizing full consolidation whereby all the accounts of the Joint Ventures were included in the Partnership's financial statements, with intercompany accounts being eliminated. The minority partners' share of the Joint Ventures' assets and liabilities was reflected as a liability in the balance sheet of the Partnership. During the fourth quarter of 1997, management determined that the Partnership shares its authority over operating and financial decisions of the Joint Ventures with its venture partners and, accordingly, due to the absence of control, the Partnership began reflecting its interest in Corinth and Covington utilizing the equity method. Under the equity method, the original investment is increased by advances to the Joint Ventures and by the Partnership's share of the earnings of the Joint Ventures. The investment is decreased by distributions from the Joint Ventures and by the Partnership's share of losses of the Joint Ventures.

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: The Partnership, a Missouri Limited Partnership, was organized in March 1990, with the initial group of limited partners being admitted on September 24, 1990. Additional partners were admitted each month thereafter through October 1992.

The Partnership was formed to acquire and operate certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner") is the general partner. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO"). Thus the General Partner is now a wholly-owned subsidiary of AIMCO, (see "Note C _ Transfer of Control").

Cash and cash equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days.
At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties: Investment properties consist of two distribution facilities both of which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were necessary for the years ended December 31, 1998 or 1997.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Leases: The Partnership leases certain commercial space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the lease.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note K" for detailed disclosure of the Partnership's segments).

Reclassifications: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE C _ TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the


General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE D - INVESTMENT IN CORINTH SQUARE

The Partnership owns a 65% interest in Corinth Square, a joint venture with United Investors Income Properties, an affiliated partnership, in which the General Partner is also the sole general partner. The joint venture owns a 24,000 square foot medical office building located in Prairie Village, Kansas. Corinth Square is accounted for using the equity method of accounting (see "Note A").

The Partnership received distributions of approximately $100,000 and $133,000 in 1998 and 1997, respectively, from Corinth Square.

The condensed balance sheet of Corinth Square at December 31, 1998, is summarized as follows (in thousands):


   Assets

  Commercial properties, net                   $1,708

  Other assets                                    157

  Total                                        $1,865


  Liabilities and Partners' Capital

  Liabilities                                  $   38


  Partners' capital                             1,827

  Total                                        $1,865


Condensed statements of operations of Corinth for the years ended December 31, 1998 and 1997, are as follows (in thousands):


                         Years Ended December 31,

                             1998          1997

  Revenues                 $   375       $   355

  Expenses                    (317)         (297)

  Net income               $    58       $    58


NOTE E - INVESTMENT IN COVINGTON PIKE

As of December 31, 1992, the Partnership had advanced $1,057,698 to the General Partner for the benefit of Covington Pike, which was a joint venture between the General Partner and an unaffiliated party. On January 1, 1993, the General Partner assigned its interest in the joint venture to the Partnership with no additional consideration beyond the funds advanced as of December 31, 1992. The $1,057,698 consisted of land and building costs of approximately $1,031,000 and cash of $26,155. Capital contributed by the unaffiliated partner was $82. Covington Pike is accounted for using the equity method of accounting (see "Note A").

Any cash distributions of Covington Pike are allocated annually as follows:



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

The Partnership received distributions of approximately $38,000 and $124,000 from Covington Pike during 1998 and 1997, respectively.

The condensed balance sheet of Covington Pike at December 31, 1998, is summarized as follows (in thousands):


  Assets

  Commercial properties, net                   $  830

  Other assets                                     66

  Total                                        $  896


  Liabilities and Partners' Capital

  Liabilities                                  $   67

  Partners' capital                               829

  Total                                        $  896


Condensed statements of operations of Covington Pike for the years ended December 31, 1998 and 1997, are as follows (in thousands):


                              Years Ended December 31,

                                 1998          1997

    Revenue                    $   318      $   320

    Expenses                      (120)        (131)

    Net income                 $   198      $   189


NOTE F - PARTNERS' CAPITAL (DEFICIT)


Allocations of profits and losses: In accordance with the partnership agreement, all profits and losses are to be allocated 1% to the General Partner and 99% to the limited partners.

Distributions: The Partnership allocates distributions 1% to the General Partner and 99% to the limited partners.

NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner in 1998 and 1997:

                                                        1998        1997
                                                         (in thousands)
Property management fees (included in
      operating expenses)                                $10         $ 9
Reimbursement for services of affiliates
      (included in general and administrative
      and operating expenses)                             30          34

During the years ended December 31, 1997 and for the nine months ending September 30, 1998 affiliates of the General Partner were entitled to varying percentages of gross receipts from all of the Registrant's commercial properties as compensation for providing property management services. These services were provided by affiliates of the General Partner during 1997 and for the nine months ending September 30, 1998 and were $9,000 and $10,000, respectively.


Effective October 1, 1998 (the effective date of the Insignia Merger (see "Note C")) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $30,000 and $34,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE H - OPERATING LEASES

Keebler Distribution Center - South Carolina and Keebler Distribution Center - Virginia are leased by a single tenant. The tenant vacated the South Carolina property in January 1996 and vacated the Virginia property in August 1996. The tenant is obligated under its leases through the years 2000 and 2002 on the South Carolina and Virginia properties, respectively. Should the tenant fail to honor its lease obligations, operating results would be adversely affected.
With the Partnership's approval, the South Carolina property was subleased to a different tenant starting in July 1996, and January 1, 1998 for the Chesapeake, Virginia facility. The new tenants are obligated to pay rent to Keebler through December 31, 2000 and October 31, 2002, respectively.

The future minimum rental payments to be received under the two Keebler Distribution Centers' operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998, are set forth below. The leases have provisions which will adjust the future minimum rental payments for changes in the Consumer Price Index ("CPI") with minimum increases dictated by the leases. For these leases the Partnership has included the base rent adjusted for the required minimum increase, before any CPI changes, as the future minimum rental payment.


        Years Ending December 31,
             (in thousands)
             1999                            $   512
             2000                                533
             2001                                271
             2002                                233
             Thereafter                            0

             Total                           $ 1,549

NOTE I - PARTNER TAX INFORMATION

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the financial statements and Federal taxable income allocated to the partners in the Partnership's tax return for the years ended December 31, 1998 and 1997 (in thousands, except unit data):

                                           1998             1997

Net income as reported                  $   485          $  451
Add (deduct) differences related to:
  Accumulated depreciation                   (5)             (6)
  Deferred revenue                           (8)             39


  Accrued expenses                          (23)             18
  Deferred charges and other assets          16             (25)

Federal taxable income                  $   465          $  477

Federal taxable income
  per limited partnership unit           $14.13          $14.49

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1998 (in thousands):

   Net assets as reported                              $6,334
   Differences in basis of assets
    and liabilities:
      Accumulated depreciation                            (31)
      Deferred revenue and other
       liabilities                                         14
      Accrued expenses                                     --
      Deferred charges and other assets                   (15)
      Syndication costs                                 1,194
      Other                                                 4
   Net assets - tax basis                              $7,500

NOTE J - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                        Initial Cost
                                      To Partnership
                                      (in thousands)
                                              Buildings       Net Cost


                                             and Related     Capitalized
                                              Personal      Subsequent to
Description                        Land       Property       Acquisition

Keebler Distribution Center-VA    $  260       $1,625         $  129

Keebler Distribution Center-SC       172        1,794            137

     Totals                       $  432       $3,419         $  266




                             Gross Amount At Which Carried
                                 At December 31, 1998
                                    (in thousands)
                        Buildings
                           and
                         Related
                        Personal          Accumulated   Date of     Date    Depreciable
Description      Land   Property   Total  Depreciation Construction Acquired  Life-Years
Keebler
Distribution
Center, VA      $ 260    $ 1,754  $2,014  $  369         1987     08/01/91  31.5-40

Keebler
Distribution
Center, SC        172      1,931   2,103     383         1986     04/01/92  31.5-40

Totals          $ 432    $ 3,685  $4,117  $  752

Reconciliation of "Real Estate and Accumulated Depreciation"

                                                Years Ended December 31,

                                                 1998             1997
Investment Properties
Balance at beginning of year                    $4,117          $4,117
   Property improvements                            --              --
Balance at end of Year                          $4,117          $4,117



Accumulated Depreciation
Balance at beginning of year                    $  640          $  529
   Depreciation expense                            112             111
Balance at end of year                          $  752          $  640

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997 is approximately $4,117,000 and $4,117,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $796,262 and $692,000, respectively.

NOTE K _ SEGMENT REPORTING

Description of the types of products and services from which reportable segment derives its revenues: As defined by SFAS No. 131, Disclosures about Segment of an Enterprise and Related Information, the Partnership has one reportable segment: commercial properties. The Partnership's commercial property segment consists of two distribution facilities in two states in the United States. The Partnership leases these distribution facilities to a single tenant. The tenant is obligated under its leases through the years 2000 and 2002 on the South Carolina and Virginia properties, respectively.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


                  1998                   Commercial   Other    Totals
Rental income                             $     511   $    -   $   511
Other income                                      -       30        30
Depreciation                                    112        -       112
General and administrative expense                -       68        68
Equity in net income of joint ventures            -      157       157
Segment profit                                  366      119       485
Total assets                                  3,450    2,909     6,359


                  1997                   Commercial   Other    Totals
Rental income                             $     467   $    -   $   467
Other income                                      -       32        32
Depreciation                                    111        -       111
General and administrative expense                -       66        66
Equity in net income of joint ventures            -      141       141
Segment profit                                  344      107       451
Total assets                                  3,490    2,947     6,437

NOTE L _ LEGAL PROCEEDINGS


On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 30, 1998, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, KPMG Peat Marwick LLP. Deloitte's Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1997 and through September 30, 1998, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have cause it to make references to the subject matter of the disagreements in connection with its reports.

Effective September 30, 1998, the Registrant engaged KPMG Peat Marwick LLP as its Independent Auditors. During the last two calendar years and through September 30, 1998, the Registrant did not consult KPMG Peat Marwick LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.



                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

United Investors Income Properties II (the "Registrant" or the "Partnership") has no officers or directors. United Investor Real Estate, Inc. ("UIRE" or the "General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP"), which is wholly owned by Metropolitan Asset Enhancement, L.P. ("MAE"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO"). Thus the General Partner is now a wholly owned subsidiary of AIMCO.

The names of the directors and executive officers of UIRE, their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                  Age   Position

Patrick J. Foye       41    Executive Vice President and Director

Timothy R. Garrick    42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



As of December 31, 1998, no person was known by the Partnership to be the beneficial owner of more than five percent of the outstanding Units of the Partnership.

As of December 31, 1998, no Units were owned by the General Partner or any of its officers and directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner in 1998 and 1997:

                                                   1998       1997
                                                    (in thousands)

Property management fees                           $10         $ 9

Reimbursement for services of affiliates            30          34

During the years ended December 31, 1997 and for the nine months ending September 30, 1998 affiliates of the General Partner were entitled to varying percentages of gross receipts from all of the Registrant's commercial properties as compensation for providing property management services. These services were provided by affiliates of the General Partner during 1997 and for the nine months ending September 30, 1998 and were $9,000 and $10,000, respectively.


Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $30,000 and $34,000 for the years ended December 31, 1998 and 1997, respectively.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1998:

     Form 8-K filed on September 30, 1998 to disclose a change in auditors.

     Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.




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

                         UNITED INVESTORS INCOME PROPERTIES II

                         By:    United Investors Real Estate, Inc.,
                                Its General Partner

                         By:    /s/ Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President


                         By:    /s/ Timothy R. Garrick
                                Timothy R. Garrick
                                Vice President - Accounting


                         Date:  March 31, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




/s/ Patrick J. Foye         Executive Vice President      Date:  March 31, 1999
Patrick J. Foye             and Director


/s/ Timothy R. Garrick      Vice President - Accounting   Date:  March 31, 1999
Timothy R. Garrick          and Director


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

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to the Registrant's Current Report on Form 8-K dated October 1, 1998.

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