Form 10QSB
period 1999-03-31
UNITED INVESTORS INCOME PROPERTIES II
filed 1999-05-12
CIK 862028

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


                 For the quarterly period ended March 31, 1999


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

                         55 Beattie Place, PO Box 1089
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

ITEM 1.   FINANCIAL STATEMENTS

a)
                     UNITED INVESTORS INCOME PROPERTIES II

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

  Cash and cash equivalents                             $   917

  Receivables and deposits                                   21

  Other assets                                               24

  Investment in joint ventures                            2,155

  Investment properties:

     Land                                     $   432

     Buildings and related personal property    3,685

                                                4,117

     Less accumulated depreciation               (780)    3,337

                                                        $ 6,454

Liabilities and Partners' Capital (Deficit)

Liabilities

  Other liabilities                                     $    13

  Distribution payable                                      141

Partners' Capital (Deficit)

  General partner's                           $    (5)

  Limited partners' (32,601 units

     issued and outstanding)                    6,305     6,300

                                                        $ 6,454


                 See Accompanying Notes to Financial Statements

b)
                     UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                                Three Months Ended

                                                     March 31,

                                                   1999     1998

Revenues:

  Rental income                                   $ 130     $ 127

  Other income                                        6         9

       Total revenues                               136       136

Expenses:

  Operating                                           5         6

  General and administrative                         33        16

  Depreciation                                       28        28

       Total expenses                                66        50

Equity in net income of joint ventures               37        31

Net income                                        $ 107     $ 117

Net income allocated to general partner (1%)      $   1     $   1

Net income allocated to limited partners (99%)      106       116

                                                  $ 107     $ 117

Net income per limited partnership unit           $3.25     $3.56

Distributions per limited partnership unit        $4.29     $4.29


                 See Accompanying Notes to Financial Statements

c)
                     UNITED INVESTORS INCOME PROPERTIES II

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited

                               Partnership  General    Limited

                                  Units    Partner's  Partners'   Total


Original capital contributions  32,601      $    --   $ 8,150    $ 8,150


Partners' (deficit) capital at

  December 31, 1998             32,601      $    (5)  $ 6,339    $ 6,334


Partners' distribution              --           (1)     (140)      (141)


Net income for the three months

  ended March 31, 1999              --            1       106        107


Partners' (deficit) capital at

  March 31, 1999                32,601      $    (5)  $ 6,305    $ 6,300


                 See Accompanying Notes to Financial Statements

d)
                     UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                       Three Months Ended

                                                           March 31,

                                                        1999        1998

Cash flows from operating activities:

  Net income                                          $  107      $ 117

  Adjustments to reconcile net income to

    net cash provided by operating activities:

    Equity in net income of joint ventures               (37)       (31)

    Depreciation                                         28          28

    Change in accounts:

      Other assets                                       (2)         (5)

      Other liabilities                                 (12)        (16)


         Net cash provided by operating activities       84          93

Cash flows provided by investing activities:

  Distributions from joint ventures, net of

        advances                                         24          31


Cash flows used in financing activities:

  Partners' distribution                                 --        (141)


Net increase (decrease) in cash and cash equivalents    108         (17)


Cash and cash equivalents at beginning of period        809         834


Cash and cash equivalents at end of period            $ 917       $ 817


Supplemental disclosure of non-cash financing activity:
  Distribution payable to partners of $141,000 was accrued at March 31, 1999 and paid in April 1999.

                     See Accompanying Notes to Financial Statements


e)
                     UNITED INVESTORS INCOME PROPERTIES II

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investor Real Estate, Inc., (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - INVESTMENT IN CORINTH SQUARE JOINT VENTURE

The Partnership owns a 65% interest in Corinth Square, a joint venture with United Investors Income Properties, an affiliated partnership, in which the General Partner is also the sole general partner. The joint venture owns a 24,000 square foot medical office building located in Prairie Village, Kansas. Corinth Square is accounted for using the equity method of accounting.

The Partnership advanced approximately $3,000 during the three months ended March 31, 1999, to Corinth Square.

The condensed balance sheet of Corinth Square at March 31, 1999, is summarized as follows (in thousands):


  Assets

  Commercial property, net                  $1,741

  Other assets                                 166

  Total                                     $1,907

  Liabilities and Partners' Capital

  Liabilities                               $   48

  Partners' capital                          1,859

  Total                                     $1,907


Condensed statements of operations of Corinth Square for the three months ended March 31, 1999 and 1998, are as follows (in thousands):


                                   1999          1998

  Revenue                      $   99        $   89

  Costs and expenses               73            85

  Net income                   $   26        $    4


NOTE D - INVESTMENT IN COVINGTON PIKE JOINT VENTURE

As of December 31, 1992, the Partnership had advanced approximately $1,058,000 to the General Partner for the benefit of Covington Pike, which was a joint venture between the General Partner and an unaffiliated party. On January 1, 1993, the General Partner assigned its interest in the joint venture to the Partnership with no additional consideration beyond the funds advanced as of December 31, 1992. The $1,058,000 consisted of land and building costs of approximately $1,031,000 and cash of approximately $26,000. Capital contributed by the unaffiliated partner was $82. Covington Pike is accounted for using the equity method of accounting.

The Partnership received distributions of approximately $27,000 and $31,000 during the three months ended March 31, 1999 and 1998, respectively, from Covington Pike.

The condensed balance sheet of Covington Pike at March 31, 1999, is summarized as follows (in thousands):


  Assets

  Commercial property, net                  $  822

  Other assets                                  55

  Total                                     $  877

  Liabilities and Partners' Capital

  Liabilities                               $   69

  Partners' capital                            808

  Total                                     $  877


Condensed statements of operations of Covington Pike for the three months ended March 31, 1999 and 1998, are as follows (in thousands):


                                  1999          1998

  Revenue                     $    80       $    82

  Costs and expenses               51            31

  Net income                  $    29       $    51

NOTE E - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner for the three months ended March 31, 1999 and 1998:

                                                   1999     1998
                                                   (in thousands)
Property management fees (included in operating
 expenses)                                      $ --      $  2
Reimbursement for services of affiliates
 (included in general and administrative
 expenses)                                         8         6

During the three months ended March 31, 1998 affiliates of the General Partner were entitled to varying percentages of gross receipts from all of the Registrant's commercial properties as compensation for providing property management services. These services were provided by affiliates of the General Partner during the three months ended March 31, 1998 and were approximately $2,000. Effective October 1, 1998 (the effective date of the Insignia Merger (see "Note B")) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $8,000 and $6,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE F - SEGMENT REPORTING

The Partnership has one reportable segment: commercial properties. The Partnership's commercial property segment consists of two distribution facilities in Chesapeake, Virginia and Columbia, South Carolina. The Partnership leases these distribution facilities to a single tenant. The tenant is obligated under its leases through the years 2000 and 2002 on the South Carolina and Virginia properties, respectively.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.



1999                                    Commercial    Other     Totals
Rental income                          $  130      $   --     $  130
Other income                               --           6          6
Depreciation                               28          --         28
General and administrative expense         --          33         33
Equity in net income of joint ventures     --          37         37
Segment profit                             97          10        107
Total assets                            3,547       2,907      6,454


1998                                    Commercial    Other     Totals
Rental income                          $  127      $   --     $  127
Other income                               --           9          9
Depreciation                               28          --         28
General and administrative expense         --          16         16
Equity in net income of joint ventures     --          31         31
Segment profit                             93          24        117
Total assets                            3,585       2,812      6,397

NOTE G - LEGAL PROCEEDINGS

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two distribution centers. The Partnership's joint venture properties consist of an office building and a mini-storage facility. The following table sets forth the average physical occupancy of the properties for each of the three month periods ended March 31, 1999 and 1998:

                                               Average Occupancy
                                               1999        1998
Investment Properties
Keebler Distribution Center
  Chesapeake, Virginia                         100%        100%
Keebler Distribution Center
  Columbia, South Carolina                     100%        100%
Joint Venture Properties
Corinth Square Professional Building
  Prairie Village, Kansas                       90%         83%
Covington Pike
  Memphis, Tennessee                            99%         99%

The Keebler Company vacated the Columbia, South Carolina facility in January of 1996 and the Chesapeake, Virginia facility in August of 1996. The Keebler Company has indicated its intentions to honor its financial obligations to the Partnership. Keebler is obligated to continue paying rent on the vacated space through the years 2000 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia). Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The tenant has thus far paid the scheduled rental payments on the vacated facilities. In addition, Keebler, with approval from the Partnership, entered into sub-lease agreements effective July 1, 1996 for the Columbia, South Carolina facility and January 1, 1998 for the Chesapeake, Virginia facility. The new tenants are obligated to pay rent to Keebler for the Columbia, South Carolina facility and the Chesapeake, Virginia facility through December 31, 2000 and October 31, 2002, respectively.

The increase in occupancy at Corinth Square Professional Building is primarily attributable to a new tenant occupying 1,240 square feet during the latter part of 1998.

Results of Operations

The Partnership's net income for the three months ended March 31, 1999 was approximately $107,000 as compared to approximately $117,000 for the three months ended March 31, 1998. The decrease in net income is attributable to an increase in total expenses. Total expenses increased primarily as a result of an increase in general and administrative expenses. Partially offsetting this decrease was an increase in equity in net income of joint ventures. The increase in general and administrative expenses is primarily due to increases in professional expenses associated with the oversight of the Partnership and legal expenses associated with the settlement of the Everest lawsuit which was disclosed in the Partnership's annual report on Form 10-KSB for fiscal year ended December 31, 1998. Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in equity in net income of joint ventures was due to increased net income at Corinth Square which was partially offset by reduced net income at Covington Pike. The increase in net income at Corinth Square was primarily due to improved occupancy, higher average rental rates and reduced utility expenses. The decrease in net income at Covington Pike is primarily due to increased real estate tax expense due to the timing of receipt of the property tax bills for 1999 and 1998 which affected the accruals as of March 31, 1999 and 1998.

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

Liquidity and Capital Resources

Exclusive of cash held by the joint ventures, at March 31, 1999, the Partnership had cash and cash equivalents of approximately $917,000 as compared to approximately $817,000 at March 31, 1998. The increase in cash and cash equivalents for the three months ended March 31, 1999, from the Partnership's year ended December 31, 1998, was approximately $108,000. This increase is due to approximately $84,000 of cash provided by operating activities and approximately $24,000 of cash provided by investing activities. Cash provided by investing activities consisted of distributions from the joint ventures, net of advances. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. During the three months ended March 31, 1999 the Partnership did not complete any capital improvements at either of its commercial properties, nor has it budgeted any capital improvements for the properties in 1999.

The Registrant's current assets are thought to be sufficient for any near-term needs of the Registrant.

During the three months ended March 31, 1998 the Partnership made a distribution of cash generated from operations of approximately $141,000. In March 1999, the Partnership declared and accrued a distribution of cash generated from operations of approximately $141,000, which was paid in April 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, property sales, financings, and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit additional distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27 - Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.



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



                              UNITED INVESTORS INCOME PROPERTIES II

                              By:  United Investors Real Estate, Inc.
                                   Its General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration


                              Date: May 12, 1999