Form 10QSB
period 1999-06-30
UNITED INVESTORS INCOME PROPERTIES II
filed 1999-08-13
CIK 862028

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

                  For the quarterly period ended June 30, 1999

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

ITEM 1.   FINANCIAL STATEMENTS

a)
                     UNITED INVESTORS INCOME PROPERTIES II

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999

Assets

  Cash and cash equivalents                                      $   785

  Receivables and deposits                                            21

  Other assets                                                        26

  Investment in joint ventures                                     2,118

  Investment properties:

     Land                                           $   432

     Buildings and related personal property          2,700

                                                      3,132

     Less accumulated depreciation                     (807)
                                                                   2,325

                                                                 $ 5,275

Liabilities and Partners' Capital (Deficit)

Liabilities

  Other liabilities                                              $    25


Partners' Capital (Deficit)

  General partner's                                 $   (16)

  Limited partners' (32,601 units

     issued and outstanding)                          5,266        5,250

                                                                 $ 5,275


                 See Accompanying Notes to Financial Statements



b)
                     UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended       Six Months Ended

                                         June 30,                June 30,

                                     1999        1998        1999        1998

Revenues:

  Rental income                   $   129     $   128     $   259     $   255

  Other income                          7           7          13          16

       Total revenues                 136         135         272         271

Expenses:

  Operating                             7          16          12          22

  General and administrative           59          19          92          35

  Depreciation                         27          28          55          56

   Impairment loss on property

held for investment

("Note I")                            790          --         790          --

   Impairment loss on property

     held for sale ("Note H")         195          --         195          --

       Total expenses               1,078          63       1,144         113

Equity in net income

  of joint ventures                    30          37          67          68

Net (loss) income                 $  (912)    $   109     $  (805)    $   226

Net (loss) income allocated to
  general partner (1%)            $    (9)    $     1     $    (8)    $     2

Net (loss) income allocated to
  limited partners (99%)             (903)        108        (797)        224

                                  $  (912)    $   109     $  (805)    $   226

Net (loss) income per limited
  partnership unit                $(27.70)    $  3.31     $(24.45)    $  6.87

Distributions per limited

  partnership unit                $  4.18     $  4.27     $  8.47     $  8.56


                 See Accompanying Notes to Financial Statements

c)
                     UNITED INVESTORS INCOME PROPERTIES II

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited

                                  Partnership    General     Limited

                                     Units      Partner's   Partners'     Total


Original capital contributions    32,601       $    --     $ 8,150     $ 8,150

Partners' (deficit) capital at
  December 31, 1998               32,601       $    (5)    $ 6,339     $ 6,334

Partners' distribution                --            (3)       (276)       (279)

Net loss for the six months
  ended June 30, 1999                 --            (8)       (797)       (805)

Partners' (deficit) capital at
  June 30, 1999                   32,601       $   (16)    $ 5,266     $ 5,250


                 See Accompanying Notes to Financial Statements



d)
                     UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Six Months Ended

                                                               June 30,

                                                           1999        1998

Cash flows from operating activities:

  Net (loss) income                                     $(805)      $ 226

  Adjustments to reconcile net (loss) income to

    net cash provided by operating activities:

    Equity in net income of joint ventures                (67)        (68)

    Depreciation                                           55          56

    Impairment loss on property held for investment       790          --

    Impairment loss on property held for sale             195          --

    Change in accounts:

       Other assets                                        (4)        (10)

       Accrued liabilities                                 --         (11)

         Net cash provided by operating activities        164         193

Cash flows provided by investing activities:

  Distributions from joint ventures, net of advances       91          62

Cash flows used in financing activities:

  Partners' distributions                                (279)       (282)

Net decrease in cash and cash equivalents                 (24)        (27)

Cash and cash equivalents at beginning of period          809         834

Cash and cash equivalents at end of period              $ 785       $ 807


                 See Accompanying Notes to Financial Statements



e)
                     UNITED INVESTORS INCOME PROPERTIES II

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investor Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

The Partnership received distributions from Corinth Square of approximately $39,000 during the six months ended June 30, 1999. There were no distributions during the six months ended June 30, 1998. The Partnership also advanced approximately $3,000 during the six months ended June 30, 1999, to Corinth Square.

The condensed balance sheet of Corinth Square at June 30, 1999, is summarized as follows (in thousands):

  Assets

  Commercial property, net                  $1,724

  Other assets                                 131

  Total                                     $1,855

  Liabilities and Partners' Capital

  Liabilities                               $   40

  Partners' capital                          1,815

  Total                                     $1,855

Condensed statements of operations of Corinth Square for the six months ended June 30, 1999 and 1998, are as follows (in thousands):

                                 1999          1998

  Revenue                      $  205        $  188

  Costs and expenses              162           166

  Net income                   $   43        $   22

NOTE D - INVESTMENT IN COVINGTON PIKE JOINT VENTURE

As of December 31, 1992, the Partnership had advanced approximately $1,058,000 to the General Partner for the benefit of Covington Pike, which was a joint venture between the General Partner and an unaffiliated party. On January 1, 1993, the General Partner assigned its 55% interest in the joint venture to the Partnership with no additional consideration beyond the funds advanced as of December 31, 1992. The $1,058,000 consisted of land and building costs of approximately $1,032,000 and cash of approximately $26,000. Capital contributed by the unaffiliated partner was $82. Covington Pike is accounted for using the equity method of accounting.

The Partnership received distributions of approximately $55,000 and $62,000 during the six months ended June 30, 1999 and 1998, respectively, from Covington Pike.

The condensed balance sheet of Covington Pike at June 30, 1999, is summarized as follows (in thousands):


  Assets

  Commercial property, net                  $  814

  Other assets                                  68

  Total                                     $  882

  Liabilities and Partners' Capital

  Liabilities                               $   82

  Partners' capital                            800

  Total                                     $  882


Condensed statements of operations of Covington Pike for the six months ended June 30, 1999 and 1998, are as follows (in thousands):


                                 1999          1998

  Revenue                     $   163       $   162

  Costs and expenses               92            63

  Net income                  $    71       $    99


NOTE E - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner for the six months ended June 30, 1999 and 1998:

                                                     1999        1998
                                                      (in thousands)
Property management fees (included in operating
 expenses)                                        $ --        $  5
Reimbursement for services of affiliates
 (included in general and administrative
 expenses)                                          28          14

During the six months ended June 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from all of the Registrant's commercial properties as compensation for providing property management services. These services were provided by affiliates of the General Partner during the six months ended June 30, 1998, and were approximately $5,000. Effective October 1, 1998 (the effective date of the Insignia Merger (see "Note B")) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $28,000 and $14,000 for the six months ended June 30, 1999 and 1998, respectively.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999                                      Commercial     Other        Totals

Rental income                               $  259       $   --       $  259
Other income                                    --           13           13
Depreciation                                    55           --           55
General and administrative expense              --           92           92
Equity in net income of joint ventures          --           67           67
Segment loss                                  (793)         (12)        (805)
Total assets                                 2,657        2,618        5,275


1998                                      Commercial     Other        Totals

Rental income                               $  255       $   --       $  255
Other income                                    --           16           16
Depreciation                                    56           --           56
General and administrative expense              --           35           35
Equity in net income of joint ventures          --           68           68
Segment profit                                 177           49          226
Total assets                                 3,546        2,824        6,370

NOTE G - DISTRIBUTIONS

During the six months ended June 30, 1999, the Partnership distributed cash generated from operations of approximately $279,000 (approximately $276,000 to the limited partners or $8.47 per limited partnership unit). During the six months ended June 30, 1998, the Partnership made a distribution of cash generated from operations of approximately $282,000 (approximately $279,000 to the limited partners or $8.56 per limited partnership unit).

NOTE H - IMPAIRMENT LOSS ON PROPERTY HELD FOR SALE

On July 23, 1999, Keebler Distribution Center, located in Chesapeake, Virginia, was sold to an unaffiliated party for $1,550,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $1,420,000. For financial statement purposes, the sale resulted in a loss of approximately $195,000, which has been recognized during the second quarter of 1999. The sale transaction is summarized as follows (amounts in thousands):

Net sales price, net of selling costs              $  1,420
Net real estate (1)                                  (1,615)
Loss                                                   (195)

(1) Real estate at cost, net of accumulated depreciation of approximately $394,000.

The following proforma information reflects the operations of the Partnership for the six months ended June 30, 1999, as if Keebler Distribution Center, Virginia had been sold January 1, 1998.

                                               1999                    1998

                                           (in thousands, except per unit data)

Revenues                                      $  143                  $  142
Net (loss) income                               (707)                    142
Net (loss) income per limited
  partnership unit                            (21.47)                   4.32

NOTE I - IMPAIRMENT LOSS ON PROPERTY HELD FOR INVESTMENT

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the three months ended June 30, 1999, the Partnership determined that the Keebler Distribution Center located in Columbia, South Carolina, with a carrying value of approximately $1,690,000, was impaired and its value was written down by approximately $790,000 to reflect its fair value at June 30, 1999 of approximately $900,000. The fair value was based upon current economic conditions and projected future operational cash flows.

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

The Partnership's investment properties consist of two distribution centers. The Partnership's joint venture properties consist of an office building and a mini-storage facility. The following table sets forth the average physical occupancy of the properties for each of the six month periods ended June 30, 1999 and 1998:

                                               Average Occupancy
                                               1999        1998
Investment Properties

Keebler Distribution Center
  Chesapeake, Virginia                         100%        100%

Keebler Distribution Center
  Columbia, South Carolina                     100%        100%

Joint Venture Properties

Corinth Square Professional Building
  Prairie Village, Kansas                       90%         84%

Covington Pike
  Memphis, Tennessee                            99%         99%

The Keebler Company vacated the Columbia, South Carolina facility in January of 1996 and the Chesapeake, Virginia facility in August of 1996. The Keebler Company has indicated its intentions to honor its financial obligations to the Partnership. Keebler is obligated to continue paying rent on the vacated space through the years 2000 (Columbia, South Carolina) and 2002 (Chesapeake, Virginia). Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The tenant has thus far paid the scheduled rental payments on the vacated facilities. In addition, Keebler, with approval from the Partnership, entered into sub-lease agreements effective July 1, 1996, for the Columbia, South Carolina facility and January 1, 1998, for the Chesapeake, Virginia facility. The new tenants are obligated to pay rent to Keebler for the Columbia, South Carolina facility and the Chesapeake, Virginia facility through December 31, 2000 and October 31, 2002, respectively. Subsequent to June 30, 1999, the Chesapeake, Virginia facility was sold.

The increase in occupancy at Corinth Square Professional Building is primarily attributable to a new tenant occupying 1,240 square feet during the latter part of 1998.

Results of Operations

The Partnership realized a net loss for the six months ended June 30, 1999, of approximately $805,000 as compared to net income of approximately $226,000 for the six months ended June 30, 1998. For the three months ended June 30, 1999 the Partnership realized a net loss of approximately $912,000 compared to net income of $109,000 for the three months ended June 30, 1998. The decrease in net income for the three and six month periods ended June 30, 1999, is due to an increase in total expenses primarily as a result of an impairment loss realized on the sale of Keebler Distribution Center in Chesapeake, Virginia and an impairment loss for the Keebler Distribution Center in Columbia, South Carolina as discussed below. Excluding the impact of these impairment losses, the decrease in net income of approximately $36,000 and $46,000, respectively, for the three and six months ended June 30, 1999, is attributable to an increase in total expenses. Total expenses increased primarily as a result of an increase in general and administrative expenses, partially offset by a decrease in operating expenses. The increase in general and administrative expenses is primarily due to increases in professional expenses associated with the oversight of the Partnership, legal expenses associated with the settlement of the Everest lawsuit which was disclosed in the Partnership's Annual Report on Form 10-KSB for fiscal year ended December 31, 1998, and increased management reimbursements to the General Partner. Included in general and administrative expenses at both June 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included. The decrease in operating expense was due primarily to roof repairs completed at Keebler, Virginia in 1998.

Subsequent to June 30, 1999, Keebler Distribution Center, located in Chesapeake, Virginia, was sold to an unaffiliated party for $1,550,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $1,420,000. For financial statement purposes, the sale resulted in a loss of approximately $195,000, which has been recognized as an impairment loss during the second quarter of 1999.

During the three months ended June 30, 1999, the Partnership determined that the Keebler Distribution Center located in Columbia, South Carolina, with a carrying value of approximately $1,690,000, was impaired and its value was written down by approximately $790,000 to reflect its fair value at June 30, 1999 of approximately $900,000. The fair value was based upon current economic conditions and projected future operational cash flows.

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

Liquidity and Capital Resources

Exclusive of cash held by the joint ventures, at June 30, 1999, the Partnership had cash and cash equivalents of approximately $785,000 as compared to approximately $807,000 at June 30, 1998. The decrease in cash and cash of approximately $24,000 from the Partnership's year ended December 31, 1998, is due to approximately $279,000 of cash used in financing activities offset by approximately $164,000 cash provided by operating activities and approximately $91,000 cash provided by investing activities. The cash used in financing activities was due to distributions made to the partners. Cash provided by investing activities consisted of distributions from the joint ventures, net of advances. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. During the six months ended June 30, 1999, the Partnership did not complete any capital improvements at either of its commercial properties, nor has it budgeted any capital improvements for the properties in 1999.

The Registrant's current assets are thought to be sufficient for any near-term needs of the Registrant.

During the six months ended June 30, 1999, the Partnership distributed cash generated from operations of approximately $279,000 (approximately $276,000 to the limited partners or $8.47 per limited partnership unit). During the six months ended June 30, 1998, the Partnership made a distribution of cash generated from operations of approximately $282,000 (approximately $279,000 to the limited partners or $8.56 per limited partnership unit). The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, property sales, financings, and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit additional distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

None filed during the quarter ended June 30, 1999.

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

                                Date:        August 13, 1999