Form 10QSB
period 1999-09-30
UNITED INVESTORS INCOME PROPERTIES II
filed 1999-11-15
CIK 862028

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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


ITEM 1.   FINANCIAL STATEMENTS

a)

                     UNITED INVESTORS INCOME PROPERTIES II

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                               $ 2,307
Other assets                                                                 20
Investment in joint ventures                                              2,106
Investment properties:
Land                                                     $   172
Buildings and related personal property                    1,141
                                                           1,313
Less accumulated depreciation                               (418)           895
                                                                        $ 5,328
Liabilities and Partners' (Deficit) Capital
Liabilities
Due to general partner                                                       23
Other liabilities                                                            26
Distribution payable                                                      1,625

Partners' (Deficit) Capital
General partner                                          $   (32)
Limited partners (32,601 units
issued and outstanding)                                    3,686          3,654
                                                                        $ 5,328


                 See Accompanying Notes to Financial Statements


b)

                     UNITED INVESTORS INCOME PROPERTIES II



                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                       1999        1998       1999        1998
Revenues:
Rental income                         $   55      $  127     $   314     $  382
Other income                               5           8          18         24
Total revenues                            60         135         332        406

Expenses:
Operating                                  5           5          17         27
General and administrative                49          16         141         51
Depreciation                              10          27          65         83
Impairment loss on property
  held for investment ("Note H")          --          --         790         --
Loss on sale of investment
  property ("Note G")                     --          --         195         --
Total expenses                            64          48       1,208        161

Equity in net income of joint ventures    33          41         100        109

Net income (loss)                     $   29      $  128     $  (776)    $  354

Net income (loss) allocated
to general partner (1%)               $   --      $    1     $    (8)    $    4

Net income (loss) allocated
to limited partners (99%)                 29         127        (768)       350
                                      $   29      $  128     $  (776)    $  354
Net income (loss) per limited
partnership unit                      $  .89      $ 3.90     $(23.56)    $10.74

Distributions per limited
partnership unit                      $49.35      $ 4.32     $ 57.82     $12.88


                 See Accompanying Notes to Financial Statements

c)

                     UNITED INVESTORS INCOME PROPERTIES II

              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions      32,601     $    --     $ 8,150      $ 8,150

Partners' (deficit) capital at
December 31, 1998                   32,601     $    (5)    $ 6,339      $ 6,334

Partners' distribution                  --         (19)     (1,885)      (1,904)

Net loss for the nine months
ended September 30, 1999                --          (8)       (768)        (776)

Partners' (deficit) capital
   at September 30, 1999            32,601     $   (32)    $ 3,686      $ 3,654


                 See Accompanying Notes to Financial Statements


d)
                     UNITED INVESTORS INCOME PROPERTIES II

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Nine Months Ended
                                                                September 30,
                                                              1999         1998
Cash flows from operating activities:
Net (loss) income                                          $  (776)     $   354
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Equity in net income of joint ventures                        (100)        (109)
Depreciation                                                    65           83
Impairment loss on property held for investment                790           --
Loss on sale of investment property                            195           --
Change in accounts:
Receivables and deposits                                        21           --

Other assets                                                     2          (14)
Due to general partner                                          23           --
Accrued liabilities                                              1           (4)

Net cash provided by operating activities                      221          310

Cash flows from investing activities:
Distributions from joint ventures, net of advances             136           93
Proceeds from sale of investment property                    1,420           --

Net cash provided by investing activities                    1,556           93

Cash flows used in financing activities:
Partners' distributions                                       (279)        (424)

Net increase (decrease) in cash and cash equivalents         1,498          (21)

Cash and cash equivalents at beginning of period               809          834

Cash and cash equivalents at end of period                 $ 2,307      $   813

Supplemental disclosure of non-cash financing activity:
Distribution payable                                       $ 1,625      $    --


                 See Accompanying Notes to Financial Statements


e)
                     UNITED INVESTORS INCOME PROPERTIES II

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE C - INVESTMENT IN CORINTH SQUARE JOINT VENTURE

The Partnership owns a 65% interest in Corinth Square, a joint venture with United Investors Income Properties, an affiliated partnership in which the General Partner is also the sole general partner. The joint venture owns a 24,000 square foot medical office building located in Prairie Village, Kansas. Corinth Square is accounted for using the equity method, whereby the original investment is increased by advances to the joint venture and by the Partnership's share of the earnings of the joint venture. The investment is decreased by distributions from the joint venture and by the Partnership's share of losses of the joint venture.

The Partnership received distributions from Corinth Square of approximately $58,000 during the nine months ended September 30, 1999. There were no distributions during the nine months ended September 30, 1998. The Partnership also advanced approximately $3,000 during the nine months ended September 30, 1999, to Corinth Square.

The condensed balance sheet of Corinth Square at September 30, 1999, is summarized as follows (in thousands):

Assets
Commercial property, net                     $1,705
Other assets                                    154
Total                                        $1,859

Liabilities and Partners' Capital
Liabilities                                  $   53
Partners' capital                             1,806
Total                                        $1,859


Condensed statements of operations of Corinth Square for the nine months ended September 30, 1999 and 1998, are as follows (in thousands):

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                    1999         1998         1999        1998

Revenue                            $  96        $  95        $ 301        $ 283
Costs and expenses                    76           75          238          241
Net income                         $  20        $  20        $  63        $  42


NOTE D - INVESTMENT IN COVINGTON PIKE JOINT VENTURE

As of December 31, 1992, the Partnership had advanced approximately $1,058,000 to the General Partner for the benefit of Covington Pike, which was a joint venture between the General Partner and an unaffiliated party. On January 1, 1993, the General Partner assigned its 55% interest in the joint venture to the Partnership with no additional consideration beyond the funds advanced as of December 31, 1992. The $1,058,000 consisted of land and building costs of approximately $1,032,000 and cash of approximately $26,000. Capital contributed by the unaffiliated partner was $82. Covington Pike is accounted for using the equity method of accounting. The Partnership sold its 55% interest in this joint venture on October 4, 1999 (see "Note J" for additional information regarding the sale).

The Partnership received distributions of approximately $81,000 and $93,000 during the nine months ended September 30, 1999 and 1998, respectively, from Covington Pike.

The condensed balance sheet of Covington Pike at September 30, 1999, is summarized as follows (in thousands):

Assets
Commercial property, net                     $  805
Other assets                                     55
Total                                        $  860

Liabilities and Partners' Capital
Liabilities                                  $   73
Partners' capital                               787
Total                                        $  860


Condensed statements of operations of Covington Pike for the nine months ended September 30, 1999 and 1998, are as follows (in thousands):

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                    1999         1998         1999        1998

Revenue                            $  75        $  76        $ 238        $ 238
Costs and expenses                    39           26          131           89
Net income                         $  36        $  50        $ 107        $ 149


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the nine month periods ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)
Property management fees (included in operating expenses)      $ --      $ 10

Reimbursement for services of affiliates (included in
  general and administrative expenses)                           42        22

Real estate brokerage commissions (included in due to
  general partner)                                               23        --


During the nine months ended September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from both of the Registrant's commercial properties as compensation for providing property management services. These services were provided by affiliates of the General Partner during the nine months ended September 30, 1998, and were approximately $10,000. Effective October 1, 1998 (the effective date of the Insignia Merger (see "Note B")) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $42,000 and $22,000 for the nine months ended September 30, 1999 and 1998, respectively.

For acting as a real estate broker in connection with the sale of the Keebler Distribution Center in Chesapeake, Virginia, the General Partner earned a real estate commission of approximately $23,000 during the nine months ended September 30, 1999 (see "Note G" for additional information about the sale).
The commission will be paid to the General Partner during the fourth quarter of 1999. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return this amount to the Partnership.

NOTE F - DISTRIBUTIONS

During the nine months ended September 30, 1999, the Partnership distributed cash generated from operations of approximately $279,000 (approximately $276,000 to the limited partners or $8.47 per limited partnership unit). Subsequent to September 30, 1999, a cash distribution was paid to the partners of approximately $1,625,000 (approximately $1,609,000 to the limited partners or $49.35 per limited partnership unit) which was approved and accrued during the nine months ended September 30, 1999. Of this, approximately $205,000 (approximately $203,000 to the limited partners or $6.22 per limited partnership unit) was cash from operations and $1,420,000 (approximately $1,406,000 to the limited partners or $43.13 per limited partnership unit) was proceeds from the sale of Keebler Distribution Center located in Chesapeake, Virginia. During the nine months ended September 30, 1998, the Partnership made distributions of cash generated from operations of approximately $424,000 (approximately $420,000 to the limited partners or $12.88 per limited partnership unit).

NOTE G - SALE OF INVESTMENT PROPERTY

On July 23, 1999, Keebler Distribution Center, located in Chesapeake, Virginia, was sold to an unaffiliated party for $1,550,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $1,420,000. For financial statement purposes, the sale resulted in a loss of approximately $195,000, which was recognized during the second quarter of 1999.

NOTE H - IMPAIRMENT LOSS ON PROPERTY HELD FOR INVESTMENT

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the second quarter of 1999, the Partnership determined that the Keebler Distribution Center located in Columbia, South Carolina, with a carrying value of approximately $1,690,000, was impaired and its value was written down by approximately $790,000 to reflect its fair value of approximately $900,000. The fair value is based upon current economic conditions and projected future operational cash flows. This property is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the fourth quarter of 1999. However, there can be no assurance that the sale will be consummated.

NOTE I - SEGMENT REPORTING

The Partnership has one reportable segment: commercial properties. The Partnership's commercial property segment consists of a distribution facility in Columbia, South Carolina. The Partnership leases this distribution facility to a single tenant. The tenant is obligated under its leases through the year 2000. The Partnership's other distribution facility was sold in July 1999 (see "Note G").

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine month periods ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                 Commercial    Other      Totals

Rental income                          $   314    $    --    $   314
Other income                                 1         17         18
Depreciation                                65         --         65
General and administrative expense          --        141        141
Impairment loss on property held
  for investment                          (790)        --       (790)
Loss on sale of investment
  property                                (195)        --       (195)
Equity in income of joint venture           --        100        100
Segment loss                              (752)       (24)      (776)
Total assets                               974      4,354      5,328

                1998                 Commercial     Other     Totals

Rental income                          $   382     $    --    $   382
Other income                                --          24         24
Depreciation                                83          --         83
General and administrative expense          --          51         51
Equity in income of joint ventures          --         109        109
Segment profit                             272          82        354
Total assets                             3,493       2,870      6,363


NOTE J - SUBSEQUENT EVENT

The Partnership sold its 55% interest in the Covington Pike joint venture on October 4, 1999. The joint venture owned a mini-storage facility located in Memphis, Tennessee. The interest was sold to an unrelated party for $1,000,000. For financial statement purposes, the Partnership realized a gain on its investment in the joint venture which will be recognized during the fourth quarter of 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consists of a distribution center. The Partnership's joint venture properties consist of an office building and a mini-storage facility. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Investment Properties                       1999       1998

Keebler Distribution Center                 100%       100%
  Columbia, South Carolina

Joint Venture Properties

Corinth Square Professional Building         90%        85%
  Prairie Village, Kansas
Covington Pike (1)                           98%        99%
  Memphis, Tennessee

(1) See "Item 1. Financial Statements, Note J - Subsequent Event" regarding the sale in October 1999 of the Partnership's interest in this property.

The Keebler Company vacated the Columbia, South Carolina facility in January of 1996. The Keebler Company has indicated its intentions to honor its financial obligations to the Partnership. Keebler is obligated to continue paying rent on the vacated space through the year 2000. Should the tenant fail to honor its lease obligations, operating results would be adversely affected. The tenant has thus far paid the scheduled rental payments on the vacated facility. In addition, Keebler, with approval from the Partnership, entered into sub-lease agreements effective July 1, 1996, for the Columbia, South Carolina facility. The new tenants are obligated to pay rent to Keebler for the facility through December 31, 2000.

The increase in occupancy at Corinth Square Professional Building is primarily attributable to a new tenant occupying 1,240 square feet during the latter part of 1998.

Results of Operations

The Partnership realized a net loss for the nine month period ended September 30, 1999, of approximately $776,000 as compared to net income of approximately $354,000 for the nine month period ended September 30, 1998. For the three months ended September 30, 1999, the Partnership realized net income of approximately $29,000 compared to net income of approximately $128,000 for the three months ended September 30, 1998. The decrease in net income for the three and nine month periods ended September 30, 1999, is due to an increase in total expenses primarily as a result of a loss realized on the sale of Keebler Distribution Center in Chesapeake, Virginia and an impairment loss for the Keebler Distribution Center in Columbia, South Carolina as discussed below.

Excluding the operations of the Keebler Distribution Center in Chesapeake, Virginia, the impairment loss on the Keebler Distribution Center in Columbia, South Carolina and the loss on sale of the Keebler Distribution Center in Chesapeake, Virginia, the Partnership's net income decreased approximately $33,000 and $90,000 for the three and nine month periods ended September 31, 1999 as compared to the same periods in 1998, due primarily to an increase in total expenses and to a lessor extent to a decrease in equity in income from joint ventures. Total expenses increased due to an increase in general and administrative expenses which was partially offset by a decrease in depreciation expense. The increase in general and administrative expenses is primarily due to increases in professional fees associated with the oversight of the Partnership, legal expenses associated with the settlement of a lawsuit as disclosed in the Partnership's Annual Report on Form 10-KSB for fiscal year ended December 31, 1998 and increased management reimbursements to the General Partner. Included in general and administrative expenses at both September 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included. Depreciation expense decreased due to assets becoming fully depreciated during 1998. The decrease in equity in income from joint ventures was due to a decrease in income from Covington Pike which was partially offset by an increase in income from Corinth Square. The decrease in income at Covington Pike was primarily due to an increase in property tax expense due to an increase in rates for 1999. The increase in income at Corinth Square was primarily due to an increase in rental income due to increased rental rates and occupancy.

Excluding the operations of the Keebler Distribution Center in Chesapeake, Virginia, Total revenues remained constant for the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998. Increased rental income was offset by decreased other income. Rental income increased due to increased rental rates at the Keebler Distribution Center at Columbia, SC. Other income decreased due to lower cash balances in interest bearing accounts.

On July 23, 1999, Keebler Distribution Center, located in Chesapeake, Virginia, was sold to an unaffiliated party for $1,550,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $1,420,000. For financial statement purposes, the sale resulted in a loss of approximately $195,000, which was recognized during the second quarter of 1999.

During the second quarter of 1999, the Partnership determined that the Keebler Distribution Center located in Columbia, South Carolina, with a carrying value of approximately $1,690,000, was impaired and its value was written down by approximately $790,000 to reflect its fair value of approximately $900,000. The fair value is based upon current economic conditions and projected future operational cash flows.

The Partnership sold its 55% interest in the Covington Pike joint venture on October 4, 1999. The joint venture owned a mini-storage facility located in Memphis, Tennessee. The interest was sold to an unrelated party for $1,000,000. For financial statement purposes, the Partnership realized a gain on its investment in the joint venture which will be recognized during the fourth quarter of 1999.

The Keebler Distribution Center, located in Columbia, South Carolina and Corinth Square, located in Prairie Village, Kansas, are both under contract for sale. The sales, which are subject to the purchaser's due diligence and other customary conditions, are expected to close during the fourth quarter of 1999. However, there can be no assurance that the sales will be consummated.

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

Liquidity and Capital Resources

Exclusive of cash held by the joint ventures at September 30, 1999, the Partnership had cash and cash equivalents of approximately $2,307,000 as compared to approximately $813,000 at September 30, 1998. The increase in cash and cash equivalents of approximately $1,498,000 from the Partnership's year ended December 31, 1998, is due to approximately $1,585,000 of cash provided by investing activities and approximately $192,000 of cash provided by operating activities, partially offset by approximately $279,000 of cash used in financing activities. Cash provided by investing activities consisted of primarily proceeds from the sale of Keebler Distribution Center located in Chesapeake, Virginia, and to a lessor extent of distributions from the joint ventures, net of advances and a loss on the sale of the Partnership's 55% interest in the Covington Pike joint venture. The cash used in financing activities was due to distributions made to the partners. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. During the nine months ended September 30, 1999, the Partnership did not complete any capital improvements at its commercial property, nor has it budgeted any capital improvements for the property in 1999.

The Registrant's current assets are thought to be sufficient for any near-term needs of the Registrant.

During the nine months ended September 30, 1999, the Partnership distributed cash generated from operations of approximately $279,000 (approximately $276,000 to the limited partners or $8.47 per limited partnership unit). Subsequent to September 30, 1999, a cash distribution was paid to the partners of approximately $1,625,000 (approximately $1,609,000 to the limited partners or $49.35 per limited partnership unit) which was approved and accrued as of September 30, 1999. Of this, approximately $205,000 (approximately $203,000 to the limited partners or $6.22 per limited partnership unit) was cash from operations and $1,420,000 (approximately $1,406,000 to the limited partners or $43.13 per limited partnership unit) was proceeds from the sale of Keebler Distribution Center located in Chesapeake, Virginia. During the nine months ended September 30, 1998, the Partnership made distributions of cash generated from operations of approximately $424,000 (approximately $420,000 to the limited partners or $12.88 per limited partnership unit). The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, property sales, financings, and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit additional distributions to its partners during the remainder of 1999 or subsequent periods.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions.

All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

          b)   Reports on Form 8-K:

               Current report on Form 8-K was filed August 6, 1999, relating to the sale of Keebler Distribution Center on July 23, 1999.


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



                              UNITED INVESTORS INCOME PROPERTIES II


                              By:  United Investors Real Estate, Inc.
                                   Its General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: